Form 10KSB
period 1996-05-31
STAR MULTI CARE SERVICES INC
filed 1996-08-29
CIK 874038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1996

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
                  (Name of small business issue in its charter)

            New York                                              11-1975534
 ------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

99 Railroad Station Plaza, Hicksville, New York                     11801
- -----------------------------------------------                     -----
   (Address of principal executive office)                        (Zip Code)

Issuer's telephone number, including area code:  (516) 938-2016
                                                 --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

  Title of Each Class                  Name of each exchange on which registered

Common Stock, par value                 Pacific Stock Exchange*
 $.001 per share                        --------------------------------
                                        Nasdaq National Market System
                                        --------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's net revenue for its most recent fiscal year was: $36,338,876

At August 22, 1996, 2,404,486 shares of Common Stock were outstanding. The aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates (1,224,868 shares) as of August 22, 1996 was $9,033,402 (based upon the average bid and asked prices of the Common Stock on such date on the Nasdaq National Market System).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III hereof.
- -------------
* On June 7, 1996 the Company's Common Stock was delisted from the Pacific Stock Exchange

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
- -------------------------------

GENERAL

           Star Multi Care Services, Inc. (the "Company") is in the business of providing placement services of registered and licensed nurses and home health aides to patients for care at home ("Home Care") and, to a lesser extent temporary health care personnel recruiting to hospitals and nursing homes ("Hospital Staffing"). In addition, the Company maintains registries of registered nurses, licensed practical nurses, nurses' aides, certified home health aides and certified personal care workers from which personnel are recruited on a per diem basis to meet the requirements of the Company's clients.

           Prior to its acquisition by present management in 1987, the Company's business related primarily to providing private duty nurses to patients in hospitals and staffing to hospitals. Under its current management, the Company expanded its Hospital Staffing arrangements to nursing homes and additional hospitals to provide licensed nurses on a per diem basis for general staff. In 1988, the Company further extended its Hospital Staffing business to include providing licensed practical nurses and nurses' aides. In 1989, the Company began providing Home Care services in New York City pursuant to a license from the New York State Health Department. In 1990, the Company expanded its Home Care services to include transportation of patients from hospital to home in ambulettes, arrangements to purchase and supply equipment and pharmaceuticals, as prescribed by the patients' physicians, and home infusion care. In 1991, the Company was licensed by the New York State Department of Health to operate an office in Nassau County, New York.

           In 1992, the Company expanded its existing Home Care business through the acquisition of certain assets from Unity Healthcare Holding Company, Inc. and its subsidiaries ("Unity"), including contract rights to provide Home Care services through various hospitals, community agencies and other institutional health care providers. These contract rights complemented the existing home health care businesses of the Company in areas such as New Jersey and New York where the Company already operated. In addition, in these locations, the Company obtained from Unity client referral lists to further expand existing operations.

           In addition to expanding the Company's existing regional business, the Unity acquisition added new operations to the Company in new locations. The Company acquired Unity's Florida operations, which included certification to receive reimbursement from Medicare and Medicaid in Broward and Dade Counties. Most of such Medicare and Medicaid reimbursed operations are located in Dade County. The Company also acquired the assets representing Unity's operations in Florida that do not have Medicare and Medicaid certification, but which operate under state license.

           In 1993, the Company further expanded its existing Home Care business through the acquisition of certain assets of DSI Health Care Services, Inc. ("DSI") including contract rights to provide Home Care services through various hospitals, community agencies and other institutional health care providers. These contract rights complimented the Company's existing Home Care businesses in the Long Island, New York area.

           In May 1995, the Company acquired certain assets of Long Island Nursing Registry, Inc. ("LINR") thereby further expanding its Home Care business. LINR provided nursing and other skilled health care services with both Medicaid and non-Medicaid reimbursement eligibility compatible with the business of the Company. LINR maintains offices and does business under the Company's name in the Long Island area and as Comprehensive Care America in the Syracuse area. The acquired assets included all of the fixed assets, certain of the contract and intellectual property rights and all of the records, lists, files and books (including certain customer and personnel lists) with respect to or in connection with the health care business conducted by LINR. The acquisition expanded the Company's market area into Suffolk County, augmented its presence in Nassau County and gave it significant market share in central New York.

           During the fiscal years ended May 31, 1994, 1995 and 1996, 58%, 56% and 53%, respectively, of the Company's revenues were attributable to Medicare, Medicaid and other state and federal government payments. Historically, a greater portion of the Company's revenues have been derived from Home Care services and a lesser portion of such revenues have been derived from Hospital Staffing. The Company believes that this is a result of changing social and economic attitudes toward the de-institutionalization of patients as well as the Company's changing customer base. This trend is demonstrated by the following table, which sets forth certain information with respect to the Home Care and Hospital Staffing lines of business during each of the Company's three most recent fiscal years.

                                                Fiscal Year Ended May 31,
                                    --------------------------------------------
                                        1996            1995             1994
                                    -----------     -----------      -----------

Net Revenue
     Home Care                      $35,073,170     $25,403,215     $19,295,762
     Hospital Staffing                1,265,706       1,685,211       2,872,594

Percentage of Net Revenues
     Home Care                               97%             94%             87%
     Hospital Staffing                        3%              6%             13%


ACQUISITION OF AMSERV HEALTHCARE INC.

           On August 23, 1996, the Company and AMSERV HEALTHCARE INC. ("Amserv") consummated a merger (the "Merger") whereby the Company acquired control of Amserv pursuant to an Agreement and Plan of Merger dated as of February 9, 1996, as amended on July 18, 1996 (as amended, the "Merger Agreement"), among the Company, AHI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), and Amserv. Under the Merger Agreement, Merger Sub was merged with and into Amserv, whereupon the separate existence of Merger Sub ceased and Amserv became a wholly-owned subsidiary of the Company. Consummation of the Merger followed approval by the shareholders of the Company and Amserv, which was obtained at separate meetings of the shareholders of the two companies held on August 23, 1996.

           Amserv operates in a one-industry segment as a health care service company. Amserv provides Home Care services to individuals from its six branch offices in New Jersey and Ohio. Home Care services provided by Amserv include personal care, such as assistance with the activities of daily living (e.g., eating, walking and grooming), and skilled nursing services, such as wound care and assistance with medications, injections and patient education.

HOME CARE SERVICES

           A substantial portion of the revenues from the Company's Home Care business relates to services provided to patients referred to the Company by physicians, county medical services, community organizations, hospital social service workers, nurses, insurance companies and HMO's. Other patients are referred through such sources as the patient's family. The remaining revenues attributable to the Company's Home Care business are received as a result of subcontracting arrangements with certified home health agencies ("primary contractors") that are authorized to receive reimbursement from Medicare and Medicaid in the States of New York and Florida.

           The Company provides Home Care nurses and paraprofessionals, including registered nurses, licensed practical nurses, certified home health aides, certified personal care workers and companions. These individuals are temporary employees of the Company who work for the Company as needed. As of August 22, 1996, the Company's roster of Home Care personnel included approximately 1700 nurses and health care paraprofessionals.

           It is the Company's policy that all of its Home Care nurses and paraprofessionals meet certain licensing, certification and other requirements. Upon registering with the Company for temporary employment, the Company's Home Care nurses and paraprofessionals are required to attend inservice classes given by the Company. The Company conducts ongoing inservices for its nurses and paraprofessionals both to meet New York State Department of Health and New York State Licensing Board continuing education requirements and to fulfill the Company's own additional quality assurance goals. The Company is implementing similar requirements in Florida. These classes and inservices, each of which typically lasts three hours, are offered bi-weekly. They are taught by health care professionals selected by the Company for their expertise in their fields, including nurses, physical therapists, social workers and occasionally physicians.

           When the Company admits a new patient for service, the Company's Director of Nursing confers with the patient's physician and other medical and health care professionals (collectively, the patient's "health care team") to
(1)  obtain  physician's  orders;  (2)  acquire a  detailed  description  of the patient's medical problem; (3) determine the patient's specific Home Care requirements (the "protocol"), including the plan of treatment and pharmaceutical services, products and equipment which will be needed; and (4) determine the type of personnel, the number of hours and shifts required. The Director of Nursing and/or a nursing supervisor first visits the patient to conduct a personal examination and assessment in order both to verify all information received from the referral source and to select the appropriate Home Care personnel to care for the patient.

           In a typical Home Care case, the Company's nurse or paraprofessional assigned to the case visits the patient on a prescribed schedule to administer the protocol and to provide other general care to the patient. Often the nurse or paraprofessional spends the entire day with the patient. All of the Home Care cases are supervised by a nursing supervisor to ascertain whether any problems have arisen in connection with the services. Home Care services provided on a subcontracting basis for a primary contractor are supervised only by the primary contractor. The Company's personnel are instructed to remain in continuous contact with the patient's health care team.

           The Company has contracted with the Departments of Social Services in Nassau, Suffolk and Onondaga Counties in New York to provide and be reimbursed for custodial services under Medicaid. The Company is a direct provider for skilled nursing services through Medicaid in New York State.

           Approximately 15% of the Company's revenues from Home Care services are paid by insurance carriers. Payments for the Company's Home Care services typically are made (1) by assignment of insurance benefits from the patient, (2) by the primary contracting organization or (3) by the patient. Once a claim is submitted to an insurer, the insurer generally is required to act upon that claim within 60 days. The Company typically receives payments from 60 to 180 days after its services are rendered, although such time period is sometimes greater. Accordingly, the Company is often required to carry accounts receivable over substantial periods of time and to utilize a line of credit to meet its ongoing expenses. Medicaid claims are billed weekly and are usually paid in 60 to 90 days.

           The Company was surveyed by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and, in February 1996, was found to meet the requirements for accreditation. JCAHO, which is the accrediting body for hospitals, is associated with the provision of quality services and its accreditation is vital to the Company's contractual business. The Company's accreditation expires in February 1999, at which time the Company must be resurveyed for the following three-year term.

HOSPITAL STAFFING

           The Company provides temporary (or "per diem") nursing placement services to hospitals, nursing homes, clinics and other health-related institutions that make use of supplemental staffing for emergencies, vacations and peak periods. These personnel are supervised directly by the institutions, with the Company acting solely as an employment agency matching the requirements of the institutions with the names and skills of persons listed in its registries.

           The personnel placed by the Company with hospitals and other health and medical institutions include registered nurses, licensed practical nurses, nurses' aides and other health care paraprofessionals. The Company's nurses and nurses' aides placed in hospitals must meet the competency requirements determined by the Company and by the facility. Temporary health care personnel are recruited in the local market in which the Company offers its temporary personnel services.

           Some of the hospitals in New York City that have utilized the Company's Hospital Staffing services include Methodist Hospital, Maimonides Medical Center and the Hospital for Joint Diseases Orthopaedic Institute in New York.

COMPETITION

           The temporary health care personnel market is highly fragmented and significant competitors are often localized in particular geographic markets. The Company's largest competitors include the Olsten Company and Staff Builders. Management of the Company believes that, given the high current level of demand for the types of services provided by the Company, significant additional competition can be expected to develop in the future. Some of the companies with which the Company presently competes have substantially greater financial and other resources than the Company. The Company also competes with many other smaller temporary medical staffing agencies. The Company expects that it will compete with other temporary health care services providers in the future if and when they enter the Company's existing geographic markets, as well as in any new geographic market the Company may enter.

           The Company's success to date has depended, to a significant degree, on its ability to recruit qualified personnel. These persons may be registered with, and may accept placements from or through competitors of the Company. The Company periodically experiences intense competition from other companies in recruiting qualified health care personnel for its temporary health care operations because the United States health care industry, at times, faces shortages of qualified personnel. The Company believes it is able to compete successfully for personnel by aggressive recruitment through newspaper advertisements, flexible work schedules and competitive compensation arrangements. There can be no assurance, however, that the Company will be able to continue to attract and retain qualified personnel. The inability to either attract or retain such qualified personnel would have a material adverse effect on the Company's business.

MARKETING

           Prior to its recently completed acquisition of Amserv, which expanded the geographic area serviced by the Company, the Company marketed its temporary health care services in the New York metropolitan area, the central New York area and in Broward and Dade Counties, Florida. As a result of the acquisition of Amserv, in the future these marketing activities will also include New Jersey and Ohio. The Company's services are marketed by a team of personnel headed by the Chief Operating Officer of the Company. The Company promotes its services through print advertising, direct mail efforts focused on health care institutions and field sales calls. The Company makes periodic mailings to approximately 50 hospitals and 75 nursing homes in the New York City metropolitan area. In addition, in the New York metropolitan area and in Florida, representatives of the Company periodically visit or telephone medical facilities to establish or maintain relationships with individuals in those institutions who are responsible for staffing, discharge of patients and personnel recruitment. The Company's representatives also attend health care functions and trade shows to further enhance the Company's marketing efforts. The Company intends to continue these marketing programs and to increase its marketing staff in the future as its business so requires, especially in view of the recent acquisition of Amserv.

           The Company has acquired the necessary expertise, through its acquisition of LINR, to provide Shared Aide Services ("Shared Aide"). Shared Aide, which is a task-oriented, patient-specific care plan designed to condense the amount of hours caregivers must devote to patients, has recently been adopted as a cost cutting mechanism by New York State. The New York State
Department  of  Social  Services,  in  consultation  with  the  New  York  State
Department of Health, has developed agency specific cost savings for each certified home health agency. A portion of the cost savings are to be achieved through development and implementation of Shared Aide.

           The Company believes it is one of the few providers in New York State with the expertise and experience required to offer Shared Aide. To date, Shared Aide has not constituted a material portion of the Company's business. However, the Company intends to market this service in an effort to generate increased revenues from this developing area of home health care.

CUSTOMERS

           The Company does not depend upon any single customer and does not believe that the loss of any one or more of its customers would have a material adverse effect on the Company. The Company continues to submit proposals to potential contractors to provide Home Care services while maintaining and expanding its present contract base.

GOVERNMENT REGULATIONS AND LICENSING

           The Company's business is subject to substantial and frequently changing regulations by Federal, state and local authorities which imposes a significant compliance burden on the Company. The Company, among other things, must comply with state licensing and certificate of need ("CON") requirements as well as Federal and state eligibility standards for certification as a Medicare and Medicaid provider. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations. In addition, the Company will be required to comply to the extent applicable, with the licensing and/or certificate of need requirements and other regulations in any jurisdiction in which it may plan to provide services.

           Home health agency certification is required by the Health Care Financing Administration ("HCFA") to receive reimbursement for services from Medicare. In order to participate as a home health agency in the Medicare program, HCFA requires, among other things, the preparation of annual budgets and capital expenditure plans. The health regulatory agencies of the states in which the Company operates require satisfaction of certain standards with respect to personnel, services and supervision and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups.

           New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care services agency (a "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. To the extent the Company may seek to acquire control of a LHCSA, the Company would have to be granted the approval of the NYPHC prior to exercising control over such LHCSA.

           Applicable state "anti-kickback" regulations, in general, provide that the Company may not make certain payments in order to receive referrals of patients. In addition, Federal "anti-kickback" regulations provide similar restrictions for health care providers to the extent they are certified to participate in the Medicare and Medicaid programs. The Company does not believe that compliance with applicable state and Federal "anti-kickback" regulations has a material impact on the Company's business and operations.

           As of August 23, 1996, the Company was licensed to provide nursing care and durable medical equipment in the five boroughs of New York City, Nassau, Suffolk, Westchester, Oswego, Onondaga, Cayuga, Madison, Jefferson and Herkimer Counties in New York State and in the state of Florida. It is also licensed as a temporary help services firm to provide personnel on a per diem basis for hospital staffing.

           In Broward and Dade Counties in Florida, the Company's home health care license allows the Company to participate in both the Medicare and Medicaid programs.

           The Company believes that it has all licenses necessary to operate its business as currently conducted in New York and Florida.

           Amserv is also licensed to provide health care services in New Jersey and Ohio.

           The denial or revocation of any license or permit necessary for the Company or Amserv to operate in a particular market would have a material adverse effect on the Company's business in that market and, depending upon the market, on the Company's business in general.

LIABILITY INSURANCE

           The Company's employees and independent contractors routinely make decisions which can have significant medical consequences to the patients in their care. As a result, the Company is exposed to substantial liability in the event of negligence or wrongful acts of its personnel. The Company maintains medical professional liability insurance providing for coverage in a maximum amount of $1,000,000 per claim, subject to a limitation of $3,000,000 for all claims in any single year. In addition, the Company requires that each independent contractor it refers to institutions for employment supply a certificate of insurance evidencing that such person maintains medical professional liability insurance providing for coverage of no less than $1,000,000 per claim. There can be no assurance, however, that the Company will be able to maintain its existing insurance at an acceptable cost or obtain additional insurance in the future, as required. Although, to date, no claim has been asserted against the Company, there can be no assurance that the Company's insurance will be sufficient to cover liabilities resulting from claims that may be brought in the future. A partially or completely uninsured claim, if successfully asserted and of significant magnitude, could have a material adverse effect on the Company and its financial condition.

EMPLOYEES

           As of August 22, 1996, the Company had 186 permanent employees. The Company also has a roster of temporary professional and paraprofessional employees (including registered nurses, licensed practical nurses, certified home health aides, certified personal care workers and nurses' aides). In the past, certain of the Company's registered nurses were compensated on an independent contractor basis. However, the Company currently treats such persons as employees. The Company has no union contracts with any of its employees and believes that its relationship with its employees and independent contractors is good. The Company pays its temporary employees at rates that it believes are competitive.

           As of August 22, 1996, Amserv and its subsidiaries employed 44 full-time and 1,079 part-time employees for its continuing operations. No employees are coverd by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY
- --------------------------------

           The Company's executive offices consist of approximately 1,500 square feet of office space located in Hicksville, New York. The lease, from an unaffiliated landlord, expires on December 31, 1998 and provides for a base rent of $2,894 per month. The Company believes that its executive office space is sufficient for its present and reasonably foreseeable future needs.

           As of August 22, 1996, the Company had leases for office space in Brooklyn, New York, Huntington, New York, Coram, New York, Riverhead, New York, Long Beach, New York, Rome, New York, Oswego, New York, Syracuse, New York, Miami, Florida, Hollywood, Florida and Lake Worth, Florida, from landlords unaffiliated with the Company or any of its executive officers or directors. The Brooklyn lease, which expires February 14, 2002, consists of 3,700 square feet and provides for a base rent of $7,655 per month. The Huntington lease, which expires May 31, 2001, consists of 2,000 square feet and provides for a base rent of $3,194 per month. The Coram lease, which expires July 1, 1999, consists of 1,200 square feet and provides for a base rent of $1,352 per month. The Riverhead lease, which expires January 31, 1997, consists of 1,000 square feet and provides for a base rent of $1,087 per month. The Long Beach lease, which expires June 30, 2001, consists of 1,000 square feet and provides for a base rent of $1,183 per month, with annual increases of 2.5%. The Rome lease, which expires September 30, 1997, consists of 500 square feet and provides for a base rent of $400 per month. The Oswego lease, which expires September 1, 1997, consists of 500 square feet and provides a base rent of $395 per month. The Syracuse lease, which expires July 1, 2000, consists of 1,000 square feet and provides for a base rent of $1,292 per month. The Miami lease, which expires August 31, 1999, consists of 14,110 square feet and provides for a base rent plus tax of $19,489 per month. The Hollywood lease, which expires November 30, 1999, consists of 2,000 square feet and provides for a base rent plus tax of $3,195 per month. The Lake Worth lease, which expires February 15, 2000, consists of 1,200 square feet and provides for a base rent of $1,272 per month.

           Amserv leases, from unaffiliated landlords, seven office facilities, which are located in Edison, Elizabeth, Fairlawn, South Orange and Union City, New Jersey; Mansfield, Ohio; and La Jolla, California. The Edison lease, which expires December 31, 1998, consists of 4,215 square feet and provides for a base rent of $6,147 per month. The Elizabeth lease, which expires June 30, 1999, consists of 1,500 square feet and provides for a base rent of $2,000 per month. The Fairlawn lease, which expires June 14, 1999, consists of 2,113 square feet and provides for a base rent of $2,563 per month. The South Orange lease, which expires June 30, 1997, consists of 950 square feet and provides for a base rent of $1,873 per month. The Union City lease, which expires September 30, 1999 consists of 1,250 square feet and provides for a base rent of $1,458. The Mansfield lease, which expires May 28, 1999, consists of 8,100 square feet and provides for a base rent of $2,000 per month. The La Jolla lease, which expires March 31, 1997, consists of 2,879 square feet and provides for a base rent of $3,911 per month. The Company believes that these facilities are adequate for the operations of AMSERV.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

The Company

           In each of January and November 1993, a different subsidiary of the Company was selected for an employment tax audit by The New York State Department of Labor ("DOL"). In May 1993, one of the Company's subsidiaries received from the DOL a formal report proposing an adjustment in the amount of

$73,000. In January 1994, the other of the Company's subsidiaries received from the DOL a formal report proposing an adjustment in the amount of $33,000.

           The Company prevailed before the hearing examiner in the latter of these cases, which decision is presently being appealed by the DOL, and the Company is vigorously defending its position. The Company did not prevail in the former case and is currently appealing that decision. Both of these appeals are pending before the New York State Unemployment Appeal Board. Management believes that an unfavorable outcome in either or both of these appeals would not materially affect the financial position of the Company.

           Except as otherwise provided, there are no legal proceedings to which the Company is currently a party or to which any of its property is subject, and the Company knows of no legal proceeding pending or threatened against either the Company or any director or officer of the Company in his or her capacity as such.

Amserv

           On April 27, 1995, Stockbridge Investment Partners, Inc. ("Stockbridge") commenced litigation in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Litigation") against Amserv and its then current directors, Melvin L. Katten, Eugene J. Mora, Michael A. Robinton, George A. Rogers and Ben L. Spinelli, seeking an order rescinding the transactions by which Amserv exchanged a promissory note held by North Central Personnel, Inc. ("NCP") for 426,794 shares of Class A Redeemable Preferred Stock of Amserv (the "Class A Preferred") and partially financed the exercise by Mr. Mora of stock options to acquire 177,562 shares of Amserv Common Stock, and preliminary and permanently enjoining Amserv from recognizing such stock, as well as any stock proposed to be issued in connection with a letter of intent referred to in Amserv's April 13, 1995 press release, as validly issued for purposes of voting or exercising rights to consent.

           Following settlement discussions between Stockbridge and Amserv, the parties entered into a Standstill Agreement and a Settlement Agreement and
Release, both dated as of May 12, 1995 (collectively, the "Settlement Agreements"), pursuant to which Stockbridge agreed, among other things, to (i) revoke the consent delivered April 7, 1995 to remove from the Amserv Board three of the five then current directors of Amserv and replace such persons with persons designated by Stockbridge, (ii) suspend its solicitation of consents to remove a majority of Amserv's Board of Directors and (iii) dismiss with prejudice the Delaware Litigation. Under the Standstill Agreement, which expired on June 11, 1995, Stockbridge and Amserv agreed to continue good faith discussions and receive more detailed information regarding a potential business combination involving Amserv and York Hanover Pharmaceuticals, Inc., a wholly-owned subsidiary or Stockbridge. In addition, the parties further agreed that solely for purposes of Stockbridge's renewed consent solicitation, the shares of Class A Preferred would have no voting rights and would not be deemed as outstanding voting securities. In addition, a voting agreement between Amserv and NCP with respect to the shares of Class A Preferred and a related irrevocable proxy were rescinded.

           On August 23, 1995, the Delaware Court of Chancery ordered Amserv to reimburse Stockbridge for legal fees in the amount of $50,000 incurred in connection with the Delaware Litigation, which Amserv paid on September 1, 1995.

           On February 22, 1996, Stockbridge commenced litigation against Amserv in the United States District Court for the District of Massachusetts. In its complaint, Stockbridge alleged that Amserv breached the terms of the October 18, 1995 agreement between Amserv and Stockbridge by refusing to deal with Stockbridge's "pre-emptive" proposal in a fair and equitable manner. The relief sought by Stockbridge included reimbursement of Stockbridge's expenses in the amount of $125,000, unspecified damages which Stockbridge estimated at more than $275,000 and attorneys' fees. On March 14, 1996, Amserv filed a motion to dismiss Stockbridge's complaint for lack of personal jurisdiction. On August 23, 1996 Amserv's motion to dismiss was allowed.

           On April 9, 1996, Stockbridge commenced litigation against Amserv in the Court of Chancery of the State of Delaware for New Castle County. In its complaint, Stockbridge requests that the Court enter judgment summarily ordering Amserv to conduct an annual meeting of shareholders for the purpose of electing directors and conducting such other business as may properly be conducted at the meeting. On April 29, 1996, Amserv filed an answer to Stockbridge's complaint. In its answer, Amserv states that it has, independent of Stockbridge's complaint, set a record date for the annual meeting (which was held on August 23, 1996) and a corresponding record date, making Stockbridge's claims moot. Amserv intends to seek a dismissal of such action.

           On April 18, 1996, Amserv commenced litigation in the United States District Court for the Southern District of California against Stockbridge and certain of its affiliates for numerous violations of Sections 13(d) and 14(a) of the Exchange Act. Among the violations listed by Amserv are the defendants' failure to disclose all of the members of Stockbridge's Section 13(d) "group," misstatements in Stockbridge's Consent solicitation materials, and Stockbridge's failure to disclose its offer to purchase for $3.00 per share any and all outstanding shares of Amserv Common Stock. Amserv seeks injunctive relief against Stockbridge's solicitation of consents, and a declaration that the Stockbridge group has and must publicly disclose beneficial ownership of 10% or more of the Amserv Common Stock, thereby triggering Amserv's Shareholder Rights Plan. On May 28, 1996, Stockbridge, together with certain of its affiliates, filed an answer and counterclaim relating to the litigation filed by Amserv in the Southern District of California. The counterclaim names both Amserv and Mr. Mora as counterdefendants and is structured as a derivative claim brought on behalf of Amserv against Mr. Mora. The counterclaim alleges that Mr. Mora engaged in activities in breach of his fiduciary duties and that the directors of Amserv, including Mr Mora, undertook a series of actions for the purpose of entrenchment. On July 10, 1996, Amserv and Mr. Mora filed a joint reply to the counterclaim. Amserv and Mr. Mora deny, and intend to vigorously defend against, the claims made by Stockbridge and its affiliates in the counterclaim.

           Subsequent to the termination of Stockbridge's consent solicitation on May 14, 1996, Stockbridge commenced negotiations with Amserv in an effort to settle the ongoing litigation between Amserv and Stockbridge. Amserv and Stockbridge, with the assistance Batchelder & Partners, Inc., an investment banking and financial advisory firm retained by Amserv, have continued to discuss a possible settlement since that time, but no definitive agreement has yet been reached. Amserv intends to continue to pursue a resolution of its disputes with Stockbridge.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

           No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended May 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -----------------------------------------------------------------

           The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SMCS". Until June 7, 1996, the Company's Common Stock was also listed on the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share for the Common Stock during the periods indicated on the Nasdaq National Market.

                               Fiscal Year                     Fiscal Year
                                  1996                            1995
                            HIGH          LOW              HIGH          LOW

    First Quarter           4 3/8         3 1/2            3 1/16        2
    Second Quarter          7 3/8         4 3/16           4 3/8         2 7/8
    Third Quarter           8 1/8         5 1/2            4 3/8         3 3/4
    Fourth Quarter          7 1/2         5 1/8            4 1/16        3 1/4

           As of August 22, 1996, the Company had 2,404,486 shares of Common Stock outstanding and 68 shareholders of record.

           The Company did not pay cash dividends on its Common Stock during either of the two years ended May 31, 1996 and 1995. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. In addition, the Company's agreement with its bank lender prohibits the payment of cash dividends without the bank's prior consent.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
- ----------------------------------------------------------

           The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

Year Ended May 31, 1996 Compared to Year Ended May 31, 1995

           Net revenues increased $9,250,450 or 34% to $36,338,876 for the fiscal year ended May 31, 1996 over net revenues of $27,088,426 for the fiscal year ended May 31, 1995. Approximately 62% of the increase was due to the acquisition of certain assets of Long Island Nursing Registry ("LINR") (see Note 8 to the Consolidated Financial Statements included elsewhere in this report). LINR was exclusively involved in the Home Care business. The remainder of the increase was due to a general upward trend in the Home Care business. Net revenues from Home Care increased by $9,669,955 or 38% while net revenues from Hospital Staffing decreased by $419,505 or 25%.

           The Company's decreased revenues from Hospital Staffing resulted from a general decline in demand for these services.

           The Company's decided shift towards Home Care mirrors a changing social and economic attitude toward the de-institutionalization of patients. Due to the long hospital stays of some terminally ill patients and the greater costs associated with institutional treatment plans, the Company believes that the industry (i.e. hospital, insurance companies and home care agencies) trend is to find ways to care for patients in the home. The Company continues to devote its resources toward the growth in Home Care and believes this upward trend will continue in the future. Home Care revenues represented approximately 97% of 1996 net revenues and Hospital Staffing represented approximately 3% of 1996 net revenues.

           Gross profit margin percentages for the fiscal years ended May 31, 1996 and 1995 were 35%.

           Selling, General and Administrative expenses ("SG&A") as a percentage of net revenues were 29% in 1996 as compared with 31% in 1995. Such decrease is principally attributable to the increase revenues from Home Care, being absorbed by existing back office overhead.

           Net income increased by $340,170 or 48% to $1,045,858 for the fiscal year ended May 31, 1996 over net income of $705,688 for the fiscal year ended May 31, 1995. The increase occurred primarily because of the increased revenues from Home Care and lower SG&A expenses as a percentage of revenues.

           The Company's effective tax rate for 1996 was 41% as compared to 40% in 1995. The increase in effective tax rate is due the use of certain federal tax credits in 1995 which were not available in 1996.

           In October 1994, a subsidiary of the Company received from the Internal Revenue Service ("IRS") a formal report proposing an adjustment in taxes of $1,222,220 for the years 1989 through and including 1993. On October 12, 1995, that subsidiary signed a closing agreement with the IRS providing for zero tax liability. The subsidiary agreed to treat all skilled nurses providing Hospital Staffing services as employees for federal employment tax purposes commencing January 1, 1996. As skilled Hospital Staffing services currently represent only 3% of revenues, this change is not expected to have a significant impact on earnings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           As of May 31, 1996, cash and cash equivalents were $123,644 as compared with $270,344 at May 31, 1995.

           The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. At May 31, 1996 and May 31, 1995, the Company's accounts receivable balances were $8,060,463 and $5,742,176, respectively, representing 22% and 21% of the Company's net revenues for each of the respective years then ended. Accounts receivable represent a substantial portion of current and total assets at May 31, 1996 and May 31, 1995. During fiscal 1996, accounts receivable turnover was approximately 73 days while during fiscal 1995 turnover was 74 days, a decrease of 1 day.

           Borrowings under the Company's revolving line of credit increased approximately $800,000 during the year ended May 31, 1995 and further increased by $1,530,000 during the year ended May 31, 1996. The increase in borrowings during the year ended May 31, 1995 were used to partially fund the initial acquisition of assets from LINR in May 1995. The increase in borrowings during the period ended May 31, 1996 were used to help fund the increase in accounts receivable resulting primarily from the Company's acquisition of LINR. The Company currently has available a revolving credit line with a bank which allows for maximum borrowings of $6,000,000. This revolving credit line expires on October 31, 1997 and is subject to renewal. However, as the

Company's business expands, additional financing may be required. Outstanding borrowings under the revolving credit line at May 31, 1996 were $3,280,000 as compared to $1,750,000 at May 31, 1995.

           As a result, the Company feels that its current financial condition is sufficient in order to permit the Company to meet its financial requirements for at least the ensuing twelve months.

           The Company intends to meet its long-term liquidity needs through available cash, cash flow and, if necessary, the Company's bank line of credit. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms.

           In May 1993, one of the Company's subsidiaries received from the DOL a formal report proposing an adjustment in the amount of $73,000 as a result of an employment tax audit. In January 1994, another of the Company's subsidiaries received from the DOL a formal report proposing an adjustment in the amount of $33,000.

           The Company prevailed before the hearing examiner in the latter of these cases, which decision is presently being appealed by the DOL, and the Company is vigorously defending its position. The Company did not prevail in the former case and is currently appealing that decision. Management believes that an unfavorable outcome in either or both of these appeals would not materially affect the financial position of the Company.

           Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year. The Company believes that cash generated from operations, together with borrowings available under its existing line of credit, will be sufficient to meet its short-term and long-term liquidity needs.

           The Company is continually exploring possible acquisitions of compatible companies in the health care business. If any such acquisition were to be made with available cash, the Company's long-term liquidity would depend to a greater extent on cash flow and the line of credit.

           On February 9, 1996, the Company entered into an Agreement and Plan of Merger (the"Merger Agreement"), as amended on July 18, 1996, to acquire AMSERV HEALTHCARE INC. ("Amserv"), a health care service company which provides home care services in New Jersey and Ohio. On August 23, 1996, the shareholders of the Company and Amserv, at their respective shareholders' meetings, voted on and approved and adopted the Merger Agreement. Accordingly, on August 23, 1996 a Certificate of Merger was filed with the Secretary of State of the State of Delaware pursuant to which AHI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, merged with Amserv and Amserv became a wholly-owned subsidiary of the Company. Accordingly, in accordance with the Merger Agreement, each share of Common Stock of Amserv outstanding immediately prior to the consummation of the Merger was converted into 0.4090 shares of Common Stock of the Company. The Company also assumed all outstanding options and other rights to acquire Amserv stock.

INFLATION AND SEASONALITY

           The rate of inflation was insignificant during the year ended May 31, 1996. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

           The Company's business is not seasonal.

ITEM 7.  FINANCIAL STATEMENTS
- -----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         STAR MULTI CARE SERVICES, INC.






                                                                      Page
                                                                      ----

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of May 31, 1996
   and May 31, 1995                                                   F-3

Consolidated Statements of Income for the years
   ended May 31, 1996 and 1995                                        F-4

Consolidated Statements of Shareholders' Equity
   for the years ended May 31, 1996 and 1995                          F-5

Consolidated Statements of Cash Flows for the years
   ended May 31, 1996 and 1995                                        F-6

Notes to Consolidated Financial Statements                            F-7 - F-14

                          Independent Auditors' Report
                          ----------------------------






Board of Directors and Shareholders
Star Multi Care Services, Inc.

We have audited the accompanying consolidated balance sheets of Star Multi Care Services, Inc. as of May 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Multi Care Services, Inc. at May 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                /s/ Holtz Rubenstein & Co., LLP
                                                HOLTZ RUBENSTEIN & CO., LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS



July 19, 1996
Melville, New York

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                May 31,
                                                                      -------------------------
                                                                          1996          1995
                                                                      -----------   -----------
   ASSETS (Note 4)
   ------
Current assets:
  Cash and cash equivalents                                           $   123,644   $   270,344
  Accounts receivable, less allowance for
    doubtful accounts of $533,000 and $390,000
    at May 31, 1996 and 1995, respectively (Note 9)                     8,060,463     5,742,176
  Prepaid expenses and other current assets (Note 15)                     630,351       159,166
  Deferred income taxes (Note 13)                                         180,000       160,000
                                                                      -----------   -----------
     Total current assets                                               8,994,458     6,331,686


Property and equipment, net of accumulated
    depreciation and amortization of $414,605 and
    $323,827 at May 31, 1996 and 1995, respectively                       348,901       260,333
Notes receivable from officer (Note 2)                                    100,517       109,717
Intangible assets, net (Note 3)                                         3,103,520     3,345,650
Deposits                                                                  165,488        66,345
                                                                      -----------   -----------

                                                                      $12,712,884   $10,113,731
                                                                      ===========   ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
  Accrued payroll and related expenses                                $   585,475   $   893,589
  Accounts payable and other accrued expenses                           1,125,770       705,196
  Income taxes payable (Note 13)                                          295,647       300,440
  Current maturities of long-term debt (Note 5)                           125,000       125,000
                                                                      -----------   -----------
     Total current liabilities                                          2,131,892     2,024,225
                                                                      -----------   -----------

REVOLVING CREDIT LINE (Note 4)                                          3,280,000     1,750,000
                                                                      -----------   -----------

LONG-TERM DEBT (Note 5)                                                   250,000       375,000
                                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 10, 12 and 16)

Shareholders' equity (Notes 6 and 11):
  Preferred stock, $1.00 par value per share,
    5,000,000 shares authorized                                              --            --
  Common stock, $.001 par value per share, 10,000,000 shares
    authorized; 2,468,224 and 2,314,847 shares issued, respectively         2,468         2,315
  Additional paid-in capital                                            6,471,292     5,359,108
  Retained earnings                                                       856,154       882,005
                                                                      -----------   -----------
                                                                        7,329,914     6,243,428
  Less treasury stock - 137,500 common
    shares at May 31, 1996 and 1995                                       278,922       278,922
                                                                      -----------   -----------
     Total shareholders' equity                                         7,050,992     5,964,506
                                                                      -----------   -----------

                                                                      $12,712,884   $10,113,731
                                                                      ===========   ===========

                 See notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Years Ended
                                                                May 31,
                                                     ----------------------------
                                                         1996            1995
                                                     ------------    ------------
Net revenues                                         $ 36,338,876    $ 27,088,426
                                                     ------------    ------------

Operating costs and expenses (Notes 2, 12 and 14):
  Costs of revenue                                     23,754,263      17,582,371
  Selling, general and administrative                  10,533,552       8,267,585
                                                     ------------    ------------
                                                       34,287,815      25,849,956
                                                     ------------    ------------

Income from operations                                  2,051,061       1,238,470

Interest expense                                         (292,499)        (96,689)
Interest income                                            14,296          33,907
                                                     ------------    ------------
                                                         (278,203)        (62,782)
                                                     ------------    ------------

Income before provision for income taxes                1,772,858       1,175,688

Provision for income taxes (Note 13):
  Current                                                 747,000         488,000
  Deferred                                                (20,000)        (18,000)
                                                     ------------    ------------
                                                          727,000         470,000
                                                     ------------    ------------

Net income                                           $  1,045,858    $    705,688
                                                     ============    ============

Net income per common share:
  Primary                                            $        .39    $        .28
                                                     ============    ============
  Assuming full dilution                             $        .39    $        .28
                                                     ============    ============

Weighted average number of shares outstanding:
  Primary                                               2,656,151       2,500,311
                                                     ============    ============
  Assuming full dilution                                2,670,661       2,525,966
                                                     ============    ============











                 See notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          Two Years Ended May 31, 1996

                                      Common Stock                                                        Total
                                  -------------------      Additional       Treasury     Retained      Shareholders'
                                  Shares       Amount    Paid-in Capital     Stock       Earnings         Equity
                                  ------       ------    ---------------     -----       --------         ------
Balance, June 1, 1994           2,167,500   $     2,168   $ 4,841,790   $  (272,985)   $   657,618    $ 5,228,591

Purchase of 2,500 shares of
   treasury stock                    --            --            --          (5,937)          --           (5,937)

6% stock dividend                 128,347           128       481,173          --         (481,301)          --

Exercise of stock options          19,000            19        36,145          --             --           36,164

Net income                           --            --            --            --          705,688        705,688
                              -----------   -----------   -----------   -----------    -----------    -----------

Balance, May 31, 1995           2,314,847         2,315     5,359,108      (278,922)       882,005      5,964,506

6% stock dividend                 136,090           136     1,071,573          --       (1,071,709)          --

Exercise of stock options          17,287            17        40,611          --             --           40,628

Net income                           --            --            --            --        1,045,858      1,045,858
                              -----------   -----------   -----------   -----------    -----------    -----------

Balance, May 31, 1996           2,468,224   $     2,468   $ 6,471,292   $  (278,922)   $   856,154    $ 7,050,992
                              ===========   ===========   ===========   ===========    ===========    ===========




                 See notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended
                                                                               May 31,
                                                                     --------------------------
                                                                         1996           1995
                                                                     -----------    -----------
Cash flow from operating activities:
  Net income                                                         $ 1,045,858    $   705,688
                                                                     -----------    -----------
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Provision for doubtful accounts                                    340,000        330,732
      Depreciation and amortization of property and equipment             93,077         69,472
      Amortization of intangible assets                                  324,533        270,834
      Loss on disposal of equipment                                         --           14,606
      Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Accounts receivable                                       (2,658,287)    (1,483,469)
            Prepaid expenses and other current assets                   (471,185)        49,757
            Deferred income taxes                                        (20,000)       (18,000)
            Deposits                                                     (99,143)       (21,663)
         Increase (decrease) in liabilities:
            Accrued payroll and related expenses                        (308,114)       259,163
            Accounts payable and other accrued expenses                  420,574         75,669
            Income taxes payable                                          (4,793)       104,903
                                                                     -----------    -----------
               Total adjustments                                      (2,383,338)      (347,996)
                                                                     -----------    -----------

               Net cash (used in) provided by operating activities    (1,337,480)       357,692
                                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                   (181,645)      (127,497)
   Increase in intangibles                                               (82,403)       (14,829)
   Repayment of note receivable from officer                               9,200         15,506
   Business acquisitions                                                    --       (1,215,770)
                                                                     -----------    -----------

         Net cash used in investing activities                          (254,848)    (1,342,590)
                                                                     -----------    -----------

Cash flows from financing activities:
   Purchase of treasury stock                                               --           (5,937)
   Net proceeds from revolving credit line                             1,530,000        800,000
   Repayment of long-term debt                                          (125,000)          --
   Proceeds from issuance of common stock                                 40,628         36,164
                                                                     -----------    -----------

         Net cash provided by financing activities                     1,445,628        830,227
                                                                     -----------    -----------

Net decrease in cash and cash equivalents                               (146,700)      (154,671)

Cash and cash equivalents at beginning of year                           270,344        425,015
                                                                     -----------    -----------

Cash and cash equivalents at end of year                             $   123,644    $   270,344
                                                                     ===========    ===========

Supplemental disclosures:
   Income taxes paid                                                 $   651,482    $   381,000
                                                                     ===========    ===========
   Interest paid                                                     $   280,000    $    86,000
                                                                     ===========    ===========

                 See notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Two Years Ended May 31, 1996


Note 1 - Summary of significant accounting policies
- ----------------------------------------------------

           Description of business
           -----------------------

The Company is principally engaged in providing temporary health care personnel, including registered nurses, licensed practical nurses, nurses' aides and respiratory therapists to hospitals, nursing homes, extended care facilities and in-home patients in Florida and the New York City metropolitan area.

           Principles of consolidation
           ---------------------------

The consolidated financial statements include the accounts of Star Multi Care Services, Inc. and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated.

           Revenue recognition and allowance for doubtful accounts
           -------------------------------------------------------

Net revenue is recorded at the estimated net realizable amount from patients, third-party payors and others for services rendered. A provision for doubtful accounts is made for revenue estimated to be uncollectible and is adjusted periodically based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for doubtful accounts.

           Property and equipment
           ----------------------

Property and equipment are recorded at cost. The carrying amount of assets and related accumulated depreciation and amortization are removed from the accounts when such assets are disposed of, and the resulting gain or loss is included in operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the improvement.

           Contractual adjustments
           -----------------------

Under Medicare, Medicaid, and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and patient payments are recorded as contractual adjustments and deducted from revenues.

Retroactively calculated third-party contractual adjustments are accrued on an estimated basis in the period the related services are rendered. Revisions to estimated contractual adjustments are recorded based upon audits by third-party payors, as well as other communications with third-party payors such as desk reviews, regulation charges and policy statements. These revisions are made in the year such amounts are determined.

           Cash equivalents
           ----------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Temporary differences and carryforwards giving rise to deferred taxes primarily relate to the allowance for doubtful accounts, depreciation and subsidiary net operating loss carryforwards.

- -----------------------------------------------------------

           Net income per share
           --------------------

Net income per share has been computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

           Derivative financial instruments
           --------------------------------

Derivative financial instruments are utilized by the Company in order to reduce the impact of changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Income and expenses are recorded in the same category as that arising from the related asset or liability being hedged. Gains realized on termination of interest rate swap contracts are deferred and amortized over the remaining terms of the original swap agreement. Costs of interest rate cap contracts are amortized over the lives of the contracts.

           Use of estimates
           ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

           Reclassifications
           -----------------

Certain reclassifications have been made to the prior year financial statements to conform with the classifications used in 1996.


Note 2 - Related party transactions
- -----------------------------------

Notes receivable from officer of $100,517 represents amounts loaned by the Company and or subsidiaries of the Company to the Company's President. These notes bear interest at 6% and mature August 1, 1998. All interest has been paid through May 31, 1996.

A director provides accounting services to the Company for which he was compensated approximately $100,000 in each of the years 1996 and 1995.


Note 3 - Intangible assets
- --------------------------

Intangible assets at May 31, 1996 and 1995 are as follows:

                                      Amortization
                                         Period          1996           1995
                                      ------------       ----           ----

  Covenants not-to-compete               2 - 8       $  575,000     $  600,000
  Customer contracts                     11 - 15      2,225,000      2,225,000
  Nurses list                            9 - 15         703,000        703,000
  Goodwill                                25            801,000        807,000
  Other                                  2 - 10         127,000         49,000
                                                     ----------     ----------
                                                      4,431,000      4,384,000
  Less accumulated amortization                       1,327,000      1,038,000
                                                     ----------     ----------
                                                     $3,104,000     $3,346,000
                                                     ==========     ==========

Note 4 - Revolving credit line
- ------------------------------

The Company has a $6.0 million line of credit with a bank which bears interest at 1/4% above the bank's prime lending rate (8 1/4% at May 31, 1996) and matures on October 31, 1997, at which time it may be converted into a three year term loan which will bear interest at 1/2% above the bank's prime lending rate. The facility is renewable at the sole discretion of the bank. All loans under the line of credit are collateralized by all assets of the Company. The Company can borrow against the line to the extent of 80% of eligible accounts receivable (120 days and under, net of contractual allowances).

Under the line of credit agreement, the Company can from time to time borrow at a rate based on the bank's money market rate (5.31% at May 31, 1996) plus 2 3/4% for a period no less than three months. At May 31, 1996, $2,900,000 was at the money market rate and the remainder of the outstanding credit line of $380,000 was at prime plus 1/4.


Note 5 - Long-term debt
- -----------------------

Long-term debt consists of a note payable in monthly installments of $10,417 through May 1999. Interest is payable monthly at 8.5%. The note was issued in connection with the acquisition discussed in Note 8.

Long-term debt matures as follows:

                 Years Ending
                   May 31,
                   -------
                     1997                          125,000
                     1998                          125,000
                     1999                          125,000
                                                  --------
                                                  $375,000
                                                  ========



Note 6 - Shareholders' Equity
- -----------------------------

          Warrants
          --------

Pursuant to the Company's initial public offering in May 1991, the Company issued to the underwriter warrants to purchase 112,922 shares of the Company's common stock. The warrants, which contain certain anti-dilution provisions have an exercise price of $4.98 per share. Warrants totalling 11,292 were cancelled in May 1996, the remaining 101,630 warrants were extended until May 1999.

          Preferred stock
          ---------------

On November 23, 1993, shareholders voted to amend the Company's Certificate of Incorporation to create five million shares of preferred stock, $1.00 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series. To date, no shares of preferred stock have been issued.

          Stock dividend
          --------------

On December 5, 1995 the Company's Board of Directors approved a 6% stock dividend payable on January 12, 1996 for shareholders of record as of December 22, 1995. A total of 136,090 shares of common stock were issued in connection with the dividend. Common stock has been adjusted for the par value of the shares issued. Additional paid in capital and retained earnings have been adjusted for the difference between the fair market value and the par value of the shares.

On April 24, 1995, the Company's Board of Directors approved a 6% stock dividend payable on May 30, 1995 for shareholders of record as of May 15, 1995. A total of 128,347 shares of common stock were issued in connection with the dividend. Common stock has been adjusted for the par value of the shares issued.

- --------------------------------------

Additional paid-in capital and retained earnings have been adjusted for the difference between the fair market value and the par value of the shares.

All references in the accompanying financial statements to the number of common shares and per share amounts for all periods presented have been restated to reflect the stock dividends.


Note 7 - Fair Value of Financial Instruments
- --------------------------------------------

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 107, which requires disclosures about the fair value of the Company's financial instruments. The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables, and certain other short term financial instruments approximate their fair value.

Long term debt: The fair value of the Company's long term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at May 31, 1996 approximates its fair value.


Note 8 - Acquisitions
- ---------------------

In May 1995, the Company acquired certain assets of Long Island Nursing Registry, Inc. ("LINR") for approximately $1,716,000, including acquisitions costs of approximately $100,000. The assets purchased consisted of customer and patient lists of $1,156,000, nurses lists of $250,000, covenant not-to-compete of $150,000, furniture and office equipment of $25,000 and goodwill of $35,000.

The above acquisition has been accounted for utilizing purchase accounting principles. Accordingly, the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.


Note 9 - Concentrations of credit risk and major customers
- ----------------------------------------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and temporary cash investments.

The Company provides temporary health care personnel to hospitals, nursing homes, extended care facilities and in-home patients in Florida, New Jersey and the New York City metropolitan area. At May 31, 1996, approximately 21% of accounts receivable was due from Medicaid and approximately 10% of accounts receivable was due from Medicare. Credit losses relating to customers historically have not been significant and within management's expectations.

The Company places its temporary cash investments with high credit quality financial institutions.


Note 10 - Contingencies
- -----------------------

The Company in the past treated certain of its nurses and certain others as independent contractors. The Internal Revenue Service ("IRS") and the New York State Department of Labor ("DOL") have, in certain cases, determined that per diem health care workers were employees, and not independent contractors, of the firm placing them. Two of the Company's subsidiaries have been selected for an employment tax audit by DOL and another of the Company's subsidiaries has been selected for an employment tax audit by the IRS.

- --------------------------------

In October 1994, the subsidiary subjected to the IRS audit received from the IRS a formal report proposing an adjustment in taxes of $1,222,220 for years 1989-1993. On October 12, 1995, that subsidiary signed a closing agreement with the IRS providing for zero tax liability for years 1989-1995. The subsidiary has agreed to treat all skilled nurses providing hospital staffing services as employees for federal employment tax purposes commencing January 1, 1996. As skilled hospital staffing services currently represents only 3% of revenues this change is not expected to have a significant impact on earnings.

In May 1993, one of the Company's subsidiaries received from the DOL a formal report proposing an adjustment in the amount of $73,000. In January 1994, the other of the Company's subsidiaries received from the DOL a formal report proposing an adjustment in the amount of $33,000. The Company prevailed before the hearing examiner in the latter of these cases, which decision is presently being appealed by the DOL, and the Company is vigorously defending its position. The Company did not prevail in the former case and is currently appealing that decision. Management believes that the possibility of an unfavorable outcome which would materially affect the financial position and results of operations of the Company is remote.


Note 11 - Stock option plans
- ----------------------------

The Company has two stock option plans as adopted and as adjusted for stock dividends. Participants may be granted incentive stock options to purchase an aggregate of 47,700 and 758,430 shares of common stock, respectively. Such options become exercisable at various intervals over a period of up to three years from the date of grant. The options expire between November 1997 and May 2005.

The incentive stock options may be granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options are authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.

Information as to options granted as of May 31, 1996 and 1995 is as follows:

                                         1995                        1996
                                ------------------------    ------------------------
                                Shares    Exercise Price    Shares    Exercise Price
                                ------    --------------    ------    --------------
Outstanding June 1             533,969    $1.44 - $4.41    541,283    $1.44 - $4.41
       Granted                  27,454    $3.45 - $3.59     84,805    $5.83 - $6.88
       Cancelled or expired       --                       (13,280)   $2.44 - $6.88
       Exercised               (20,140)   $1.58 - $2.08    (17,287)   $1.45 - $2.45
                              --------                    --------
Outstanding May 31             541,283    $1.44 - $4.41    595,521    $1.44 - $6.88
                              ========                    ========
Exercisable                    513,991                     549,715
                              ========                    ========


Shares reserved for future issuance at May 31, 1996 are comprised of the following:

Shares issuable upon exercise of stock options
    under the plans                                                      749,000
Shares issuable upon exercise of stock warrants
    by underwriter                                                       102,000
Shares issuable under the Company's employee
    stock purchase plan                                                  318,000
                                                                       ---------

Total Shares reserved for future issuance at May 31, 1996              1,169,000
                                                                       =========

- -------------------------------------

In November 1995, the Company adopted an Employee Stock Purchase Plan whereby certain employees can purchase shares of common stock at the lesser of 85% of fair market value of the stock at the beginning or end of the calendar year.

In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires companies to measure employee stock compensation based on the fair value method of accounting, or to use the intrinsic value method prescribed in Accounting Principles, Board Opinion No. 25 and to provide pro forma footnote disclosures under the fair value method in SFAS No. 123. The Company will adopt the new standard in fiscal 1997 and expects to elect the continued use of APB Opinion No. 25.

Note 12 - Commitments
- ---------------------

           Employment agreement
           --------------------

The Company has an employment agreement as amended, with an officer which expires in December 2000. The aggregate commitment for future salary, excluding bonuses, under the agreement is $1,125,000. The agreement also provides for certain bonuses based upon annual pretax income. The Company has an employment agreement with a former LINR shareholder which expires May 1997. The aggregate commitment for future salary under the agreement is $100,000. The aggregate minimum commitment for future salaries under both agreements are as follows:

                    May 31,
                    -------
                      1997                           $   350,000
                      1998                               250,000
                      1999                               250,000
                      2000                               250,000
                      2001                               125,000
                                                     -----------
                                                     $ 1,225,000
                                                     ===========

           Leases
           ------

The Company conducts its operations from leased office space in New York and Florida. These leases (classified as operating leases) expire at various dates through 2002. Management expects that in the normal course of business these leases will be renewed or replaced by other leases.

In July 1994 the Company entered into a sublease agreement for certain office space which expires in 2002.

As of May 31, 1996, future net minimum rental payments (net of sublease income) under operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                 1997                                 $   484,000
                 1998                                     468,000
                 1999                                     445,000
                 2000                                     216,000
                 2001                                     144,000
                 2002                                      75,000
                                                     ------------
                                                     $  1,832,000
                                                     ============

Rental expenses for operating leases for fiscal years ended 1996 and 1995 were approximately $525,000 and $332,000 respectively.

Note 13 - Income taxes
- -----------------------

The Company and its subsidiaries file consolidated federal income tax returns.

The provision for income taxes consists of the following:

                                                    Years Ended May 31,
                                                 1996                 1995
                                             ----------           ----------
           Current:
             Federal                          $ 575,000            $ 368,000
             State and local                    172,000              120,000
                                             ----------           ----------
                                                747,000              488,000
                                             ----------           ----------
           Deferred:
             Federal                            (15,000)             (14,000)
             State                               (5,000)              (4,000)
                                             ----------          -----------
                                                (20,000)             (18,000)
                                             ----------          -----------
                                             $  727,000            $ 470,000
                                             ==========           ==========

The components of the net deferred tax asset are as follows:

                                                               May 31,
                                                         1996           1995
                                                         ----           ----
           Deferred tax assets:
             Allowance for doubtful accounts         $  189,000     $  160,000
             Other                                       11,000         16,000
                                                     ----------     ----------
                                                        200,000        176,000
           Deferred tax liability - Depreciation        (20,000)       (16,000)
                                                     ----------     ----------

           Net deferred tax asset                    $  180,000     $  160,000
                                                     ==========     ==========

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                         Years Ended May 31,
                                                         1996           1995
                                                         ----           ----
Computed federal income tax expense at 34%           $  603,000     $  400,000
Increase (decrease) in taxes resulting from:
  Nondeductible expenses                                 17,000         13,000
  State and local taxes, net                            114,000         75,000
  Other, net                                             (7,000)       (18,000)
                                                     ----------     ----------

                                                     $  727,000     $  470,000
                                                     ==========     ==========

Paragon, a company acquired by the Company in July 1991, has preacquisition net operating loss carryforwards of approximately $23,000 which expire from 2001 through 2006. Utilization of these net operating loss carryforwards is subject to substantial limitations including separate company and annual limitations resulting from the change in control of Paragon.

Note 14 - Retirement Plans
- --------------------------

The Company adopted a 401(k) savings plan in January 1995 covering all eligible employees. Employees may defer up to 15% of their compensation. The Company will match 10% of employees' contributions up to 8%. Contributions for the year ended May 31, 1996 approximated $17,000.

A division of the Company has a deferred fringe benefits welfare compensation plan covering substantially all of its employees. Contributions to the plan are discretionary and are based on employee compensation. The plan was amended in November 1995 to increase the vesting period of new entrants. New entrants vest fully after 10 years of service, and participants prior to the amendment vest fully after three years of service. Contributions to the plan for 1996 and 1995 approximated $233,000 and $264,000, respectively.


Note 15 - Supplementary Information - Statement of Cash Flows
- -------------------------------------------------------------

           Non-cash transactions
           ---------------------

During the years ended May 31, 1996 and 1995 the Company issued 6% stock dividends which amounted to $1,071,709 and $481,301, respectively. During the year ended May 31, 1995 the Company issued a note payable of $500,000 to finance a portion of the acquisitions mentioned in Note 8.


Note 16 - Financial Instruments
- -------------------------------

On March 20, 1996, the Company entered into a two year notional amount $1,500,000 interest rate swap with a bank, whereby the Company pays interest at a fixed rate of 6.16% and receives interest at the three-month London Interbank Offered Rate ("LIBOR"). The Company is exposed to credit loss in event of non-performance by the bank, however the Company does not anticipate a loss resulting from this credit risk. The fair value of this financial instrument at May 31, 1996 approximates $10,000.


Note 17 - Subsequent Event
- --------------------------

On February 9, 1996, the Company entered into an Agreement and Plan of Merger (the"Merger Agreement"), as amended on July 18, 1996, to acquire AMSERV HEALTHCARE INC. ("AMSERV"), a health care service company which provides home care services in New Jersey and Ohio. In accordance with the Merger Agreement, each share of common stock of AMSERV outstanding immediately prior to the consummation of the merger will be converted into .4090 shares of common stock of the Company. The Company will also assume all outstanding options and other rights to acquire AMSERV stock. The merger is subject to approval by the stockholders of both companies and certain other conditions, including the receipt of opinions that the merger may be accounted for as a pooling of interests and qualify as a tax-free reorganization and is expected to be consummated on or about August 23, 1996.

ITEM 8.    CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

           None.


                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
- --------------------------------------------------------------------------------
WITH SECTION 16 (A) OF THE EXCHANGE ACT
- ---------------------------------------

           The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 10.  EXECUTIVE COMPENSATION
- --------------------------------

           The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

           The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

           The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a.         Exhibits

           2.     (a)               Agreement  and Plan of Merger among dated as
                                    of February 9, 1996,  as amended on July 18,
                                    1996.  (Incorporated by reference to Exhibit
                                    2(a) to the Company's registration statement
                                    on Form S-4 (Registration No. 333-08499).)
           3.     (a)      *        Certificate  of  Incorporation  filed  April
                                    25, 1961.
                  (b)      *        Certificate  of  Amendment to Certificate of
                                    Incorporation filed February 22, 1989.
                  (c)      *        Certificate  of  Amendment to Certificate of
                                    Incorporation filed December 4, 1990.
                  (d)               Certificate  of Amendment to  Certificate of
                                    Incorporation   filed   February   3,  1994.
                                    (Incorporated  by  reference to Exhibit 3(d)
                                    to  the  Company's  Annual  Report  on  Form
                                    10-KSB  for the  fiscal  year  ended May 31,
                                    1994.)
                  (e)               Certificate  of Change  filed March 2, 1995.
                                    (Incorporated  by  reference to Exhibit 3(e)
                                    to  the  Company's  Annual  Report  on  Form
                                    10-KSB  for the  fiscal  year  ended May 31,
                                    1995.)
                  (f)               By-Laws, as amended on November 18, 1992 and
                                    September   13,   1993.   (Incorporated   by
                                    reference to Exhibit  3(e) to the  Company's
                                    Annual  Report on Form 10-KSB for the fiscal
                                    year ended May 31, 1994.)
           4.     (a)               Voting  Agreement,  dated as of  February 9,
                                    1996,  among  AMSERV and Stephen  Sternbach.
                                    (Incorporated  by  reference to Exhibit 4(a)
                                    to the Company's  registration  statement on
                                    Form S-4 (Registration No. 333-08499).)
           10.    (a)      *        Form  of  indemnification  agreement between
                                    the Company and Stephen Sternbach.
                  (b)               Employment  Agreement,  dated as of December
                                    3, 1995  between  the  Company  and  Stephen
                                    Sternbach.  (Incorporated  by  reference  to
                                    Exhibit  10.(x) to the  Company's  Quarterly
                                    Report  on Form  10-QSB  for  the  quarterly
                                    period ended February 29, 1996.)
                  (c)      *        The  Company's  1991 Incentive  Stock Option
                                    Plan.
                  (d)      *        The  Company's  1992 Incentive  Stock Option
                                    Plan, as amended and restated  September 13,
                                    1993.  (Incorporated by reference to Exhibit
                                    10(h) to the Company's Annual Report on Form
                                    10-KSB  for the  fiscal  year  ended May 31,
                                    1994.)
                  (e)               Amendment No. 1 to the Company's  1992 Stock
                                    Option Plan.  (Incorporated  by reference to
                                    Exhibit  10.(z) to the  Company's  Quarterly
                                    Report  on Form  10-QSB  for  the  quarterly
                                    period ended February 26, 1996.)
                  (f)               The Company's  Employee Stock Purchase Plan,
                                    as amended December 15, 1995.  (Incorporated
                                    by  reference  to  Exhibit   10.(y)  to  the
                                    Company's  Quarterly  Report on Form  10-QSB
                                    for the quarterly  period ended February 26,
                                    1996.)
                  (g)               Form of  Incentive  Stock  Option  Contract.
                                    (Incorporated  by reference to Exhibit 10(j)
                                    to the Company's  Annual Report on Form 10-K
                                    for the fiscal year ended May 31, 1993.)
                  (h)      *        New   York   State   Department  of Consumer
                                    Affairs Employment Agency License.
                  (i)      *        New  York  State Health Department Home Care
                                    License.
                  (j)      *        New Jersey Employment Agency License.
                  (k)               Form of  Indemnification  Agreement  between
                                    the  Company  and  directors  and  officers.
                                    (Incorporated  by reference to Exhibit 10(k)
                                    to the Company's  Annual Report on Form 10-K
                                    for the fiscal year ended May 31, 1992.)
                  (l)               Asset   Purchase   Agreement   dated  as  of
                                    November  1,  1991 by and among  Unity  Care
                                    Services,  Inc.,  Unity  Healthcare  Holding
                                    Company, Inc. and the Company. (Incorporated
                                    by  reference   to  Exhibit   10(l)  to  the
                                    Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
                  (m)               Asset Purchase  Agreement  dated January 30,
                                    1992 by and among Unity  Healthcare  Holding
                                    Company, Inc., Unity Care Services, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 26, 1992.)

                  (n) Asset Purchase Agreement dated January 30, 1992 by and between Unity Home Care of Florida, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 26, 1992.)
                  (o) Employment Agreement dated February 15, 1990, between Alan Spector and the Company, as assignee of Unity Home Care of Florida, Inc. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
                  (p) Asset Purchase Agreement dated November 8, 1993 by and between DSI Health Care Services, Inc. and Star Multi Care Services of Long Island, Inc., a wholly-owned subsidiary of the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 22, 1993.)
                  (q) Asset Purchase Agreement dated as of January 6, 1995, as amended, by and between Long Island Nursing Registry, Inc. and the Company. (Incorporated by reference to
                                    Exhibit 21 to the Company's Current Report on Form 8-K dated May 19, 1995.)
                  (r) Employment Agreement dated May 19, 1995 by and between the Company and Gregory Turchan. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 19, 1995.)
                  (s) Loan Agreement dated November 1, 1995 by and between the Company and Chase Manhattan Bank, N.A. (Incorporated by reference to Exhibit 10.(w) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1995.)

           21.  **   List of subsidiaries.

           23.  **   Consent of Holtz Rubenstein & Co., LLP.

           27.  **   Financial Data Schedule.

b. During the last quarter of the period covered by this report, the Company did not file any reports on Form 8-K.

- ---------------------
*          Denotes   Exhibits   incorporated   by  reference  to  the  Company's
           Registration Statement on Form S-18 dated May 14, 1991 (Registration No. 33-39697-NY).

**         Filed herewith.
                                       16

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  August 29, 1996                          STAR MULTI CARE SERVICES, INC.


                                               By /s/ Stephen Sternbach
                                                  ------------------------
                                                    Stephen Sternbach, President



           In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                 Capacity                             Date
       ---------                 --------                             ----


/s/ Stephen Sternbach      President, Chairman of the Board      August 29, 1996
- -----------------------    of Directors and Chief Executive
Stephen Sternbach          Officer



/s/ William Fellerman      Principal Financial and Accounting    August 29, 1996
- -----------------------    Officer, Director
William Fellerman



/s/ John P. Innes, II      Director                              August 29, 1996
- -----------------------
John P. Innes, II



/s/ MATTHEW SOLOF          Director                              August 29, 1996
- -----------------------
Matthew Solof



/s/ CHARLES BERDAN         Director                              August 29, 1996
- -----------------------
Charles Berdan

                                INDEX TO EXHIBITS


Exhibit No.                            Description                         Page
- -----------                            -----------                         ----

2.     (a)               Agreement  and Plan of Merger among dated as
                         of February 9, 1996,  as amended on July 18,
                         1996.  (Incorporated by reference to Exhibit
                         2(a) to the Company's registration statement
                         on Form S-4 (Registration No. 333-08499).)
3.     (a)      *        Certificate  of  Incorporation  filed  April
                         25, 1961.
       (b)      *        Certificate  of  Amendment to Certificate of
                         Incorporation filed February 22, 1989.
       (c)      *        Certificate  of  Amendment to Certificate of
                         Incorporation filed December 4, 1990.
       (d)               Certificate  of Amendment to  Certificate of
                         Incorporation   filed   February   3,  1994.
                         (Incorporated  by  reference to Exhibit 3(d)
                         to  the  Company's  Annual  Report  on  Form
                         10-KSB  for the  fiscal  year  ended May 31,
                         1994.)
       (e)               Certificate  of Change  filed March 2, 1995.
                         (Incorporated  by  reference to Exhibit 3(e)
                         to  the  Company's  Annual  Report  on  Form
                         10-KSB  for the  fiscal  year  ended May 31,
                         1995.)
       (f)               By-Laws, as amended on November 18, 1992 and
                         September   13,   1993.   (Incorporated   by
                         reference to Exhibit  3(e) to the  Company's
                         Annual  Report on Form 10-KSB for the fiscal
                         year ended May 31, 1994.)
4.     (a)               Voting  Agreement,  dated as of  February 9,
                         1996,  among  AMSERV and Stephen  Sternbach.
                         (Incorporated  by  reference to Exhibit 4(a)
                         to the Company's  registration  statement on
                         Form S-4 (Registration No. 333-08499).)
10.    (a)      *        Form  of  indemnification  agreement between
                         the Company and Stephen Sternbach.
       (b)               Employment  Agreement,  dated as of December
                         3, 1995  between  the  Company  and  Stephen
                         Sternbach.  (Incorporated  by  reference  to
                         Exhibit  10.(x) to the  Company's  Quarterly
                         Report  on Form  10-QSB  for  the  quarterly
                         period ended February 29, 1996.)
       (c)      *        The  Company's  1991 Incentive  Stock Option
                         Plan.
       (d)      *        The  Company's  1992 Incentive  Stock Option
                         Plan, as amended and restated  September 13,
                         1993.  (Incorporated by reference to Exhibit
                         10(h) to the Company's Annual Report on Form
                         10-KSB  for the  fiscal  year  ended May 31,
                         1994.)
       (e)               Amendment No. 1 to the Company's  1992 Stock
                         Option Plan.  (Incorporated  by reference to
                         Exhibit  10.(z) to the  Company's  Quarterly
                         Report  on Form  10-QSB  for  the  quarterly
                         period ended February 26, 1996.)
       (f)               The Company's  Employee Stock Purchase Plan,
                         as amended December 15, 1995.  (Incorporated
                         by  reference  to  Exhibit   10.(y)  to  the
                         Company's  Quarterly  Report on Form  10-QSB
                         for the quarterly  period ended February 26,
                         1996.)
       (g)               Form of  Incentive  Stock  Option  Contract.
                         (Incorporated  by reference to Exhibit 10(j)
                         to the Company's  Annual Report on Form 10-K
                         for the fiscal year ended May 31, 1993.)
       (h)      *        New   York   State   Department  of Consumer
                         Affairs Employment Agency License.
       (i)      *        New  York  State Health Department Home Care
                         License.

Exhibit No.                            Description                         Page
- -----------                            -----------                         ----

       (j)      *        New Jersey Employment Agency License.
       (k)               Form of  Indemnification  Agreement  between
                         the  Company  and  directors  and  officers.
                         (Incorporated  by reference to Exhibit 10(k)
                         to the Company's  Annual Report on Form 10-K
                         for the fiscal year ended May 31, 1992.)
       (l)               Asset   Purchase   Agreement   dated  as  of
                         November  1,  1991 by and among  Unity  Care
                         Services,  Inc.,  Unity  Healthcare  Holding
                         Company, Inc. and the Company. (Incorporated
                         by  reference   to  Exhibit   10(l)  to  the
                         Company's Annual Report on Form 10-K for the
                         fiscal year ended May 31, 1992.)
       (m)               Asset Purchase  Agreement  dated January 30,
                         1992 by and among Unity  Healthcare  Holding
                         Company, Inc., Unity Care Services, Inc. and
                         the Company.  (Incorporated  by reference to
                         Exhibit 10.1 to the Company's Current Report
                         on Form 8-K dated May 26, 1992.)
       (n)               Asset Purchase  Agreement  dated January 30,
                         1992  by and  between  Unity  Home  Care  of
                         Florida, Inc. and the Company. (Incorporated
                         by   reference   to  Exhibit   10.2  to  the
                         Company's  Current  Report on Form 8-K dated
                         May 26, 1992.)
       (o)               Employment   Agreement  dated  February  15,
                         1990,  between Alan Spector and the Company,
                         as  assignee  of Unity Home Care of Florida,
                         Inc.  (Incorporated  by reference to Exhibit
                         10(o) to the Company's Annual Report on Form
                         10-K  for  the  fiscal  year  ended  May 31,
                         1992.)
       (p)               Asset Purchase  Agreement  dated November 8,
                         1993  by  and   between   DSI  Health   Care
                         Services,  Inc. and Star Multi Care Services
                         of  Long  Island,   Inc.,   a   wholly-owned
                         subsidiary of the Company.  (Incorporated by
                         reference to Exhibit  10.1 to the  Company's
                         Current  Report on Form 8-K  dated  November
                         22, 1993.)
       (q)               Asset Purchase Agreement dated as of January
                         6, 1995,  as amended,  by and  between  Long
                         Island  Nursing   Registry,   Inc.  and  the
                         Company.   (Incorporated   by  reference  to
                         Exhibit 21 to the Company's Current Report on Form 8-K dated May 19, 1995.)
       (r)               Employment  Agreement  dated May 19, 1995 by
                         and between the Company and Gregory Turchan.
                         (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 19, 1995.)
       (s)               Loan Agreement dated November 1, 1995 by and
                         between  the  Company  and  Chase  Manhattan
                         Bank, N.A. (Incorporated by reference to Exhibit 10.(w) to the Company's Quarterly
                         Report on Form 10-QSB for the quarterly period ended November 30, 1995.)

21.  **    List of subsidiaries.

23.  **    Consent of Holtz Rubenstein & Co., LLP.

27.  **    Financial Data Schedule.

- ---------------------
*          Denotes   Exhibits   incorporated   by  reference  to  the  Company's
           Registration Statement on Form S-18 dated May 14, 1991 (Registration No. 33-39697-NY).

**         Filed herewith.