Form 10KSB/A
period 1996-05-31
STAR MULTI CARE SERVICES INC
filed 1996-09-27
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)



[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1996

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
           __________



                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
                -----------------------------------------------
                 (Name of small business issuer in its charter)


           New York                                            11-1975534
- ---------------------------------                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

99 Railroad Station Plaza, Hicksville, New York                  11801
- -----------------------------------------------            -------------------
   (Address of principal executive office)                     (Zip Code)


Issuer's telephone number, including area code:    (516) 938-2016
                                                   --------------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

                                    PART III


ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

           The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


Name                    Age    Position Held with the Company    Director Since
- ----                    ---    ------------------------------    --------------

Stephen Sternbach        41  Chairman of the Board of Directors,    1987
                             President and Chief Executive
                             Officer

William Fellerman        51  Chief Financial Officer, Secretary,    1990
                             Treasurer, Director

Charles Berdan +*x       48  Director                               1994

John P. Innes II +*x     62  Director                               1991

Matthew Solof +*x        43  Director                               1992

- -------------------------

+          Member of Compensation Committee
*          Member of Stock Option Committee
x          Member of Audit Committee

           Directors hold office until the annual meeting of the shareholders next succeeding their election, and until their successors are elected and qualified, or until their prior death, resignation or removal. Officers hold office until the annual meeting of the Board of Directors next succeeding their election, and until their successors shall have been elected and qualified, or until their death, resignation or removal.

           Stephen Sternbach has been the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1987.

           William Fellerman has been the Chief Financial Officer, Secretary and Treasurer of the Company since November 1992 and a director of the Company since 1990. Mr. Fellerman is a certified public accountant and was, until June 15, 1994, a partner in the accounting firm of Fellerman, Cohen and Tempesta and had been for more than the five years prior thereto.

           Charles Berdan became a director of the Company in April 1994 and served as a Branch Manager of the Company from September 1993 to March 1994. Since April 1994, Mr. Berdan has served as a Sales Executive for Automatic Data Processing, Inc. ("ADP"), a provider of information services. From January 1993 to September 1993, Mr. Berdan was a Vice President of the Senior Bulletin, a newspaper, which the Company purchased in September 1993. He also served from July 1990 through July 1992 as a Division Vice President of Managistics, Inc., a payroll services company. For at least the two years prior to July 1990, Mr. Berdan was a Vice President of ADP.

           John P. Innes II has been a director of the Company since 1991. Since May of 1996 he has been Special Counsel to ValuJet Airlines. He has acted as a private investor and consultant since July of 1994. Mr. Innes was the Chairman of Commonwealth Associates, an investment bank, from January 1992 to June 1994. Mr. Innes also served as Managing Director of Sabre Insurance Company, a casualty insurance company (1986-1991), President of Boxhall Group, Inc., a holding company for Sabre Insurance Company (1986-1991), Vice Chairman of the Board of Directors of Wheeling-Pittsburgh Steel Corporation, an integrated steel manufacturing company (1987-1990) and a private investor and consultant (1990-1992).

           Matthew Solof has been a director of the Company since November 1992. Since 1991, he has been the President and Chief Executive Officer of AMI Group, a real estate development and acquisition company, and President and Chief Executive Officer of Mercantile Mortgage Association, a mortgage lending company. From 1983 to 1992, Mr. Solof was a trader at IRV Companies, a firm which specializes in oil trading, and from 1981 to 1991 he was President and Chief Executive Officer of Matthew Solof Trading Company, a firm which also specializes in oil trading.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (SEC) and each exchange on which the Company's securities are registered. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

           Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended May 31, 1996, its officers, directors, and greater than ten-percent shareholders complied with all applicable Section 16 filing requirements.




ITEM 10.   EXECUTIVE COMPENSATION.

           The following table provides information with respect to all compensation paid or accrued by the Company during the three fiscal years ended May 31, 1996 to Stephen Sternbach, the Company's Chief Executive Officer, the only executive officer of the Company whose salary and bonus for fiscal 1996 exceeded $100,000.

                                                      SUMMARY COMPENSATION TABLE


                                 Annual Compensation           Long Term Compensation
                                 -------------------           ----------------------
Name and                                                              Awards
Principal                                                             ------                      All Other
Position                       Year   Salary($)  Bonus($)  Securities Underlying Options(#)    Compensation(1)
- --------                       ----   ---------  --------  --------------------------------    ---------------
Stephen Sternbach              1996   $250,000   $34,371               20,000                     $10,000
Chief Executive Officer,       1995   $225,000       --                   --                      $10,000
President and                  1994   $225,000       --                58,989                     $ 5,000
Chairman of the Board

- ----------------------------
(1) Represents amounts credited by the Company to a book reserve account as contingent deferred compensation for the benefit of Mr. Sternbach pursuant to a Non-Qualified Retirement and Death Benefit Agreement between the Company and Mr. Sternbach.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            Percent of Total
                    Number of Securities     Options Granted
                     Underlying Options       to Employees     Exercise Price
Name                     Granted (#)         in Fiscal Year        ($/Sh)       Expiration Date
- ----                     -----------         --------------        ------       ---------------
Stephen Sternbach         20,000                  26%              $6.88        May 16, 2001

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

           No options were exercised by Mr. Sternbach during the fiscal year ended May 31, 1996. The following table contains information concerning the number and value, at May 31, 1996, of unexercised options held by Mr. Sternbach:

                      Number of Securities Underlying      Value of Unexercised In-the-Money
                    Unexercised Options at Fiscal Year-        Options at Fiscal Year-End
Name                 End (Exercisable/ Unexercisable)        (Exercisable/unexercisable)(1)
- ----                 --------------------------------        ------------------------------
Stephen Sternbach                154,832/0                             $680,284/0

- ---------------------------------
(1) Fair market value of underlying securities (the closing price of the Company's Common Stock on the Nasdaq National Market) at fiscal year end (May 31, 1996), minus the exercise price.


COMPENSATION OF DIRECTORS

           The Company's non-employee directors are paid a fee of $750 for each Board of Directors meeting which they attend. They are not paid any additional fee for serving on any committees of the Board of Directors.

EMPLOYMENT AGREEMENTS

           The Company has an employment agreement with Stephen Sternbach dated as of December 3, 1995 (the "Sternbach Employment Agreement"). The Sternbach Employment Agreement has a term of five years and provides for an annual salary of $250,000 plus a bonus of 6% of the Company's net profit before taxes in excess of $1,200,000, not to exceed an aggregate annual bonus of $150,000. The
Sternbach Employment Agreement provides that after a Change in Control (as defined in the Sternbach Employment Agreement) of the Company has occurred, if either Mr. Sternbach terminates his employment within six months after he has obtained actual knowledge of the Change in Control or the Company (or any successor thereto) terminates his employment with the Company within one year after the Change in Control, Mr. Sternbach will be entitled to receive (i) his salary, bonuses, awards, perquisites and benefits including, without limitation, benefits and awards under the Company's stock option plans and pension and retirement plans and programs, accrued through the date Mr. Sternbach's employment with the Company is terminated and (ii) a lump-sum payment in cash equal to 2.99 times Mr. Sternbach's base amount.

           In addition, the Company and Mr. Sternbach are parties to a Non-Qualified Retirement and Death Benefit Agreement dated February 1, 1994, pursuant to which the Company credits to a bank reserve (the "Deferred Compensation Account") established for that purpose, an amount not to exceed 5% of Mr. Sternbach's gross annual salary during Mr. Sternbach's employment with the Company. Any funds so credited to the Deferred Compensation Account may be kept in cash or invested and reinvested in mutual funds, stocks, bonds, securities, or other assets as may be selected by the Company's Chief Financial Officer in his discretion. Mr. Sternbach has agreed to assume all risk in connection with any decrease in value of the funds which are invested. Unless otherwise forfeited, Mr. Sternbach shall be entitled to the Deferred Compensation Account upon his termination, disability or death or if the Company is involved in a merge or is acquired by another company.




ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Set forth below is the ownership of the Company Common Stock at September 25, 1996 by (i) the only persons or groups who were owners of record or were known by the Company to beneficially own more than 5% of the outstanding shares of the Company Common Stock; (ii) each director of the Company; (iii) Stephen Sternbach, the executive officer named in the Summary Compensation Table under the caption "Executive Compensation"; and (iv) all directors and executive officers of the Company as a group. The Company understands that, unless otherwise noted below, each beneficial owner has sole voting and investment power with respect to all shares of the Company Common Stock attributable to such owner.

                                          Amount and Nature
    Name and Address                         of Beneficial        Percent
    Of Beneficial Owner                        Ownership*        of Class (1)
    -------------------                        ----------        ------------

Stephen Sternbach                            1,115,897(2)          27.95%
c/o STAR Multi Care Services, Inc.
99 Railroad Station Plaza
Hicksville, NY 11801

William Fellerman                             53,320(3)             1.38%
c/o STAR Multi Care Services, Inc.
99 Railroad Station Plaza
Hicksville, NY 18801

                                          Amount and Nature
    Name and Address                        of Beneficial          Percent
    Of Beneficial Owner                       Ownership*         Of Class (1)
    -------------------                       ----------         ------------

Charles Berdan                                     970                **
281 Potomac Drive
Basking Ridge, NJ 07920

John P. Innes II                                  1,060              **
8 Breckenridge Lane
Savannah, GA 31411

Matthew Solof                                     3,371              **
33 Fairbanks Boulevard
Woodbury, NY 11797

Eugene J. Mora                               222,710(4)             5.78%
3252 Holiday Court, Suite 204
LaJolla, CA 92037

Heartland Advisors, Inc.                     213,802(5)             5.57%
790 North Milwaukee Street
Milwaukee, WI  53202

All directors and executive                   1,174,618            29.26%
officers of the Company as a group
(5 persons)
- ---------------------------------

* All shares and per share amounts have been adjusted to take into account the two stock dividends, effectuated on May 30, 1995 and January 12, 1996, respectively.

**         Indicates  less  than 1% of the  outstanding  shares  of the  Company
           Common Stock.

(1) Shares subject to options are considered outstanding only for the purpose of computing the percentage of outstanding Company Common Stock which would be owned by the optionee if the options were so exercised, but (except for the calculation of beneficial ownership by all directors and executive officers as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(2) Includes 113,910 shares of the Company Common Stock owned by the Stephen Sternbach Family Trust; Mr. Sternbach disclaims beneficial ownership with respect to these shares. Also includes 154,832 shares of the Company Common Stock which Mr. Sternbach has a currently exercisable option to purchase pursuant to the Company's 1992 Stock Option Plan.

(3)        Includes  22,922  shares of the  Company  Common  Stock  owned by Mr.
           Fellerman's wife; Mr. Fellerman disclaims beneficial ownership with respect to these shares of the Company Common Stock. Also includes 3,244 shares owned by the William Fellerman CPA PC Pension Trust Fund. Also includes 22,154 shares of the Company Common Stock which Mr. Fellerman has a currently exercisable option to purchase pursuant to the Company's 1992 Stock Option Plan.

(4) Based upon a copy of a Schedule 13D received by the Company. Includes 14,314, shares of the Company Common Stock which Mr. Mora has a currently exercisable option to purchase pursuant to the options assumed by the Company upon consummation of the merger of AMSERV HEALTHCARE INC. with a wholly-owned subsidiary of the Company, which merger was consummated on August 23, 1996

(5)        Based upon a copy of a Schedule 13G received by the Company.




ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Stephen Sternbach has outstanding loans in the principal amount of $100,517 from the Company and a subsidiary of the Company. The loan from the subsidiary has been assigned to the Company. These loans bear interest at 6% per annum and each have a scheduled maturity date of August 1, 1998.

           In connection with services provided to the Company during the fiscal years ended May 31, 1995 and 1996, the Company paid William Fellerman, CPA, P.C. approximately $100,000 each year. Mr. Fellerman, a director and Chief Financial Officer, Treasurer and Secretary of the Company, is the sole shareholder of that corporation.



ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits

      2.    (a)   Agreement  and Plan of Merger among Star Multi Care  Services,
                  Inc., AHI Acquisition  Corp. and AMSERV  HEALTHCARE INC. dated as  of  February  9,  1996,  as  amended  on  July  18,  1996.
                  (Incorporated  by reference  to Exhibit 2(a) to the  Company's
                  registration   statement   on  Form  S-4   (Registration   No.
                  333-08499).)

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

      4.    (a)   Voting  Agreement,  dated as of February 9, 1996, among AMSERV
                  HEALTHCARE  INC.  and  Stephen  Sternbach.   (Incorporated  by
                  reference to Exhibit 4(a) to the Company's registration statement on Form S-4 (Registration No. 333-08499).)

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

            (c)   * The Company's 1991 Incentive Stock Option Plan.

            (d) The Company's 1992 Incentive Stock Option Plan, as amended and restated September 13, 1993. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)

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

            (t) *** Non-Qualified Retirement and Death Benefit Agreement, dated February 1, 1994, between the Company and Stephen Steinbach.

      21.   **    List of subsidiaries.

      23.   **    Consent of Holtz Rubenstein & Co., LLP.

      27.   **    Financial Data Schedule.

b. During the last quarter of the period covered by this report, the Company did not file any reports on Form 8-K.

- ---------------------
*       Denotes Exhibits incorporated by reference to the Company's Registration
        Statement   on  Form  S-18  dated  May  14,   1991   (Registration   No.
        33-39697-NY).
**      Previously filed.
***     Filed herewith.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 27, 1996               STAR MULTI CARE SERVICES, INC.


                                       By /s/ Stephen Sternbach
                                          -----------------------------
                                          Stephen Sternbach, President, Chairman
                                             of the Board of Directors and Chief
                                             Executive Officer

                                INDEX TO EXHIBITS


Exhibit No.                                   Description
- -----------                                   -----------

2.      (a)     Agreement  and Plan of Merger  among Star  Multi Care  Services,
                Inc., AHI Acquisition Corp. and AMSERV HEALTHCARE INC. dated as of February 9, 1996, as amended on July 18, 1996. (Incorporated by reference to Exhibit 2(a) to the Company's registration statement on Form S-4 (Registration No. 333-08499).)

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

4.      (a)     Voting  Agreement,  dated as of February 9, 1996,  among  AMSERV
                HEALTHCARE  INC.  and  Stephen   Sternbach.   (Incorporated   by
                reference  to  Exhibit  4(a)  to  the   Company's   registration
                statement on Form S-4 (Registration No. 333-08499).)

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

        (c)  *  The Company's 1991 Incentive Stock Option Plan.

        (d) The Company's 1992 Incentive Stock Option Plan, as amended and restated September 13, 1993. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)

        (e) Amendment No. 1 to the Company's 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10.(z) to the Company's Quarterly Report on Form 10- QSB for the quarterly period ended February 26, 1996.)

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

        (h) * New York State Department of Consumer Affairs Employment Agency License.

        (i)  *  New York State Health Department Home Care License.

        (j)  *  New Jersey Employment Agency License.

Exhibit No.                                   Description
- -----------                                   -----------


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

        (t)*** Non-Qualified Retirement and Death Benefit Agreement, dated February 1, 1994, between the Company and Stephen Steinbach.

21.         **  List of subsidiaries.

23.         **  Consent of Holtz Rubenstein & Co., LLP.

27.         **  Financial Data Schedule.

- ----------------------------------

*       Denotes Exhibits incorporated by reference to the Company's Registration
        Statement   on  Form  S-18  dated  May  14,   1991   (Registration   No.
        33-39697-NY).

**      Previously filed.

***     Filed herewith.