Form 10-Q
period 1996-08-31
STAR MULTI CARE SERVICES INC
filed 1996-10-15
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _____________

                         Commission File Number 0-21299

                         STAR MULTI CARE SERVICES, INC.

             (Exact Name of Registrant as specified in its charter)

          NEW YORK                                                11-1975534
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              99 RAILROAD STATION PLAZA, HICKSVILLE, NEW YORK 11801
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (516) 938-2016

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                              Yes  [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 14, 1996:

         Class                                                 Number of Shares
         -----                                                 ----------------
COMMON STOCK, $0.001 PAR VALUE                                     3,815,218

                         STAR MULTI CARE SERVICES, INC.


           INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Consolidated Balance Sheets as of August 31, 1996 and May 31, 1996.......  3

Consolidated Statements of Income for the three months
   ended August 31, 1996 and 1995........................................  4

Consolidated Statements of Cash Flows
   for the three months ended August 31, 1996
   and 1995  ............................................................  5

Notes to Interim Consolidated Financial Statements.......................  6-7


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  8-10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  11

Item 4.   Submission of Matters to a Vote of Security Holders............  11

Item 6.   Exhibits and Reports on Form 8-K ..............................  11

      Signatures.........................................................  12

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       August 31,        May 31,
                                                                          1996            1996
                                                                      ------------    ------------
                                                                       (Unaudited)
      ASSETS
Current assets:
      Cash and cash equivalents                                       $    835,631    $  1,881,979
      Short-term investments                                                  --           100,000
      Accounts receivable, less allowance for doubtful accounts
         of $700,000 and $808,000 at August 31, 1996 and
         May 31, 1996, respectively                                      8,958,698       9,611,169
      Prepaid expenses and other current assets                            609,192         800,665
      Deferred income taxes                                                400,015         400,015
      Income taxes receivable                                              862,967            --
                                                                      ------------    ------------
             Total current assets                                       11,666,503      12,793,828

      Property and equipment, net of accumulated depreciation
         and amortization of $763,313 and $706,818 at
         August 31, 1996 and May 31, 1996, respectively                    756,904         766,480
      Notes receivable from officer                                         99,017         100,517
      Intangible assets, net of accumulated amortization                 5,286,434       5,197,778
      Other assets                                                         528,435         510,487
                                                                      ------------    ------------
                                                                      $ 18,337,293    $ 19,369,090
                                                                      ============    ============
      LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accrued payroll and related expenses                            $  1,469,101    $  1,329,826
      Accounts payable and other accrued expenses                        2,124,889       1,530,138
      Net liability of discontinued operations                              97,881          98,081
      Income taxes payable                                                    --           295,647
      Current maturities of long-term debt                                 125,000         125,000
                                                                      ------------    ------------
             Total current liabilities                                   3,816,871       3,378,692
                                                                      ------------    ------------

      REVOLVING CREDIT LINE                                              2,055,000       3,280,000
                                                                      ------------    ------------
      DEFERRED TAX LIABILITY                                                  --            39,909
                                                                      ------------    ------------
      LONG-TERM LIABILITIES                                              1,306,819          33,970
                                                                      ------------    ------------
      LONG-TERM DEBT                                                       218,750         250,000
                                                                      ------------    ------------

Redeemable preferred stock
      Preferred stock, $.01 par value; authorized 3,000,000 shares;
         Class B; issued and outstanding 130,071 shares                       --             1,301
      Additional paid-in capital                                              --           340,135
                                                                      ------------    ------------
             Total redeemable preferred stock                                 --           341,436
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

Shareholders' equity
      Preferred stock, $1.00 par value per share,
         5,000,000 shares authorized in 1994                                  --              --
      Common Stock, $.001 par value per share, 10,000,000 shares
         authorized; 3,952,718 and 3,878,955 issued, respectively            3,953           3,879
      Additional paid-in capital                                        13,451,925      13,288,548
      Note receivable from officer                                        (397,782)       (397,782)
      Unrealized gain (loss) on short-term investments                       4,000          (6,000)
      Deficit                                                           (1,843,321)       (564,640)
                                                                      ------------    ------------
                                                                        11,218,775      12,324,005
Less treasury stock - 137,500 common shares at
      August 31, 1996 and May 31, 1996                                     278,922         278,922
                                                                      ------------    ------------

             Total shareholders' equity                                 10,939,853      12,045,083
                                                                      ------------    ------------
                                                                      $ 18,337,293    $ 19,369,090
                                                                      ============    ============

                             See accompanying notes.

                         STAR MULTI CARE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended
                                                            August 31,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------

Net revenues                                      $ 12,563,160     $ 11,613,886
                                                  ------------     ------------
Operating costs and expenses:
      Costs of revenue                               8,220,195        7,558,307
      Selling, general and administrative            3,499,245        3,697,037
      Depreciation and amortization                    158,015          210,510
                                                  ------------     ------------

Income from operations                                 685,705          148,032

Interest expense                                       (74,597)         (63,010)
Merger transaction costs                            (2,808,223)            --
Interest income                                         29,434           55,110
                                                  ------------     ------------

(Loss) income before income taxes                   (2,167,681)         140,132

Benefit (provision) for income taxes                   889,000         (108,000)
                                                  ------------     ------------

Net (loss) income                                 $ (1,278,681)    $     32,132
                                                  ============     ============

Net (loss) income per common share                $      (0.33)    $       0.01
                                                  ============     ============

Shares used in computing per share amounts           3,832,669        3,751,443
                                                  ============     ============












                             See accompanying notes.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       August 31,
                                                                              --------------------------
                                                                                  1996           1995
                                                                              -----------    -----------
Cash flow from operating activities:
Net (loss) income                                                             $(1,278,681)   $    32,132
                                                                              -----------    -----------
   Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
           Provision for doubtful accounts                                         45,000         78,131
           Depreciation and amortization of property and equipment                 55,077         49,877
           Amortization of intangible assets                                      102,938        160,248
           Deferred income taxes                                                  (39,909)          --
           Changes in operating assets and liabilities:
               (Increase) decrease in assets:
                    Accounts receivable                                           607,471       (940,134)
                    Prepaid expenses and other current assets                     191,473        (56,681)
                    Income taxes receivable                                      (862,967)        24,413
                    Other assets                                                  (17,948)        26,702
               Increase (decrease) in liabilities:
                    Accrued payroll and related expenses                          139,275         (2,469)
                    Accounts payable and other accrued expenses                 1,867,600         74,650
                    Income taxes payable                                         (295,647)       (10,116)
                                                                              -----------    -----------
                        Total adjustments                                       1,792,363       (595,379)
                                                                              -----------    -----------

                        Net cash provided by (used in) operating activities       513,682       (563,247)
                                                                              -----------    -----------

Cash flows from investing activities:
   Payments of costs related to discontinued operations                              (200)       (89,029)
   Purchase of property and equipment                                             (45,501)       (97,977)
   Increase in intangibles                                                       (191,594)       (26,598)
   Repayment of note receivable from officer                                        1,500          9,723
   Net proceeds from the sale of short-term investments                           110,000        642,607
                                                                              -----------    -----------

                        Net cash (used in) provided by investing activities      (125,795)       438,726
                                                                              -----------    -----------

Cash flows from financing activities:
   Net (repayments of) and proceeds from revolving credit line                 (1,225,000)       700,000
   Repayment of long-term debt                                                    (31,250)       (41,667)
   Redemption of class B preferred shares                                        (341,436)          --
   Proceeds from issuance of common stock                                         163,451           --
                                                                              -----------    -----------

                        Net cash (used in) provided by financing activities    (1,434,235)       658,333
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents                           (1,046,348)       533,812

Cash and cash equivalents at beginning of period                                1,881,979      1,496,792
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $   835,631    $ 2,030,604
                                                                              ===========    ===========

Supplemental disclosures:
   Income taxes paid                                                          $   181,936    $   180,902
                                                                              ===========    ===========
   Interest paid                                                              $    78,000    $    88,647
                                                                              ===========    ===========

                             See accompanying notes.

                         STAR MULTI CARE SERVICES, INC.
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)


           In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1996 and May 31, 1996 and the results of its operations and cash flows for the three month periods ended August 31, 1996 and 1995.

           The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

           The results of operations for the three month period ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Contingencies
----------------------

           The Company in the past treated certain of its nurses and certain others as independent contractors. The Internal Revenue Service ("IRS") and the New York State Department of Labor ("DOL") have, in certain cases, determined that per diem health care workers were employees, and not independent contractors of the firm placing them. Two of the Company's subsidiaries have been selected for an employment tax audit by the DOL and another of the Company's subsidiaries has been selected for an employment tax audit by the IRS.

           In October 1994, the subsidiary subjected to the IRS audit received from the IRS a formal report proposing an adjustment in taxes of $1,222,220 for years 1989-1993. On October 12, 1995, that subsidiary signed a closing agreement with the IRS providing for zero tax liability for years 1989- 1995. The subsidiary has agreed to treat all skilled nurses providing hospital staffing services as employees for federal employment tax purposes commencing January 1, 1996. As skilled hospital staffing services currently represents only 2% of revenues, this change is not expected to have a significant impact on earnings.

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

Note 2 - Net Income Per Share
-----------------------------

           Net income per share has been computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

Note 3 - Merger
---------------

           On August 23, 1996, the Company completed a merger to acquire AMSERV HEALTHCARE INC. ("Amserv"), a health care service company which provides home care services in New Jersey and Ohio. In accordance with the Merger Agreement, each share of common stock of Amserv outstanding immediately prior to consummation of the merger was converted into .4090 shares of common stock of the Company. The total shares issued amounted to 1,410,731. The Company also assumed all outstanding options and other rights to acquire Amserv stock. All costs related to the merger amounted to $2,808,223. Unpaid amounts at August 31, 1996 have been included in "Accounts payable and other accrued expenses" and LONG-TERM LIABILITIES.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1996.

RESULTS OF OPERATIONS.
----------------------

           On August 23, 1996, the Company completed a merger (the "Merger") with AMSERV HEALTHCARE, INC. ("Amserv"), a health care service company that provides home care services, including personal care, such as assistance with the activities of daily living (e.g. eating, walking and grooming), and skilled nursery services, such as wound care and assistance with medications, injections and patient education, in New Jersey and Ohio. In accordance with the terms of the Merger, each share of common stock of Amserv, outstanding immediately prior to consummation of the Merger, was converted into .4090 shares of common stock of the Company. A total of 1,410,731 shares of common stock of the Company were issued upon consummation of the Merger. The Company also assumed all outstanding options and other rights to acquire Amserv stock. The following results of combined operations for the periods ending August 31, 1996 and 1995 include the operations of both the Company and Amserv.

Quarter ended August 31, 1996 compared to quarter ended August 31, 1995.

           Total net revenues increased $949,274 or 8% to $12,563,160 for the quarter ended August 31, 1996 over net revenues of $11,613,886 for the quarter ended August 31, 1995. Net revenues from providing placement services of registered and licensed nurses and home health aides to patients for care at home ("Home Care") increased by $1,122,067 or 10% while net revenues from providing temporary health care personnel recruiting to hospitals and nursing homes ("Hospital Staffing") decreased by $172,793 or 2%.

           The Company's decreased revenues from Hospital Staffing resulted from a general decline in demand for these services.

           The Company's decided shift towards Home Care mirrors a changing social and economic attitude toward the de-institutionalization of patients. Due to the long hospital stays of some terminally ill patients and the greater costs associated with institutional treatment plans, the Company believes that the industry (i.e. hospital, insurance companies and home care agencies) trend is to find ways to care for patients in the home. The Company continues to devote its resources toward the growth in Home Care and believes this upward trend will continue in the future. Home Care revenues represented approximately 98% of 1996 net revenues and Hospital Staffing represented approximately 2% of 1996 net revenues.

           Gross profit margins were approximately 35% for the quarters ended August 31, 1996 and 1995.

           Selling, general and administrative costs as a percentage of net revenues were 28% for the quarter ended August 31, 1996 as compared with 32% for the quarter ended August 31, 1995. Such decrease is primarily attributable to the increase in revenues from Home Care being absorbed by existing back office overhead.

           Income from operations increased $537,673 or 364% to $685,705 for the quarter ended August 31, 1996 compared with $148,032 for the quarter ended August 31, 1995.

           The Company incurred a one-time charge of $2,808,223 for acquisition costs, legal fees and restructuring expenses associated with the merger with Amserv, which contributed to a net loss for the quarter ended August 31, 1996 of $1,278,681 compared with net income of $32,132 for the quarter ended August 31, 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

           As of August 31, 1996 cash and cash equivalents were $835,631 as compared with $1,881,979 at May 31, 1996. The net decrease of $1,046,348 resulted primarily from the repayment of its revolving credit line.

           The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represent a substantial portion of current and total assets at August 31, 1996 and May 31, 1996. During August 31, 1996, accounts receivable turnover was approximately 70 days while for the year ended May 31, 1996 turnover was approximately 73 days, a decrease of 3 days.

           The Company currently has available a line of credit with a bank which allows for maximum borrowings of $8,000,000. This line of credit expires on October 31, 1998 and is subject to renewal. However, as the Company's business expands, additional financing may be required. Short-term borrowings at August 31, 1996 were $2,055,000 as compared to $3,280,000 at May 31, 1996.

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

INFLATION AND SEASONALITY
-------------------------

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

           The Company's business is not seasonal.

                           PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           ------------------

           In the Company's Annual Report on Form 10-KSB, for the fiscal year ended May 31, 1996, the Company reported the existence of certain legal proceedings against Amserv. On September 13, 1996 the Company settled and resolved completely all pending litigation against Amserv previously reported.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ----------------------------------------------------

           On August 23, 1996 a special meeting of the shareholders of the Company was held (the "Meeting"). At that Meeting the shareholders of the Company were asked to vote upon a proposal to approve and adopt the Agreement and Plan of Merger dated as of February 9, 1996, as amended on July 18, 1996 between Amserv and the Company, providing for the merger of AHI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, with and into Amserv, with Amserv becoming a wholly-owned subsidiary of the Company and the transactions contemplated thereby. There was represented at the Meeting, in person or by proxy, an aggregate of 1,758,329 shares of the Company's Common Stock entitled to vote at such meeting, representing 71.39% of the outstanding shares of the Company's Common Stock. At the Meeting 1,744,982 votes were cast "FOR" the proposal, representing approximately 99.25% of the votes cast at the Meeting with respect to the proposal, 12,481 votes were cast "AGAINST" the proposal and 866 votes "ABSTAINED". Accordingly, the proposal was approved.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

a.         Exhibits:

           27.  Financial Data Schedule.

b.         Reports on Form 8-K.

           On August 28, 1996 the Company filed a Current Report on Form 8-K, Date of Report (date of earliest event report) August 23, 1996, to report the consummation of the Merger whereby the Company acquired control of Amserv. The Items reported were Item 2 (Acquisition or Deposition of Assets) and Item 7 (Financial Statements and Exhibits).

All other items required in Part II have been previously filed or are not applicable for the quarter ended August 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               STAR MULTI CARE SERVICES, INC.







10/15/96                                       By:  /s/ WILLIAM FELLERMAN
--------                                          ----------------------------
Date                                               William Fellerman
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)