Form 10-Q
period 1996-11-30
STAR MULTI CARE SERVICES INC
filed 1997-01-14
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


(X)        QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

                                       OR

(_)        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  ______________ to _____________

                         Commission File Number 0-21299

                         STAR MULTI CARE SERVICES, INC.

             (Exact Name of Registrant as specified in its charter)

           New York                                              11-1975534
 ------------------------------                              -------------------
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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 10, 1997:

              Class                                      Number of Shares
   ------------------------------                        ----------------
   Common Stock, $0.001 par value                           4,165,008

                         STAR MULTI CARE SERVICES, INC.


                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Consolidated Balance Sheets as of November 30, 1996 and May 31, 1996 ......3

Consolidated Statements of Income for the three months and six months ended November 30, 1996 and 1995 .......................................4

Consolidated Statements of Cash Flows for the six months ended
   November 30, 1996 and 1995  ............................................5

Notes to Interim Consolidated Financial Statements ........................6


Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................7-8


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................9

Item 4.    Submission of Matters to a Vote of Security Holders.............9

Item 6.    Exhibits and Reports on Form 8-K ...............................10

      Signatures...........................................................11

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          November 30,       May 31,
                                                                              1996            1996
                                                                          ------------    ------------
                                                                           (Unaudited)
      ASSETS
      ------
Current assets:
      Cash and cash equivalents .......................................   $    181,873    $  1,881,979
      Short-term investments ..........................................           --           100,000
      Accounts receivable, less allowance for doubtful accounts
         of $615,000 and $808,000 at November 30, 1996 and
         May 31, 1996, respectively ...................................      9,488,594       9,611,169
      Prepaid expenses and other current assets .......................        518,382         800,665
      Deferred income taxes ...........................................        400,015         400,015
      Income taxes receivable .........................................        597,125            --
                                                                          ------------    ------------
             Total current assets .....................................     11,185,989      12,793,828

      Property and equipment, net of accumulated depreciation
         and amortization of $799,050 and $706,818 at
         November 30, 1996 and May 31, 1996, respectively .............        816,053         766,480
      Notes receivable from officer ...................................         96,990         100,517
      Intangible assets, net of accumulated amortization ..............      5,159,276       5,197,778
      Other assets ....................................................        255,565         510,487
                                                                          ------------    ------------
                                                                          $ 17,513,873    $ 19,369,090
                                                                          ============    ============
      LIABILITIES, REDEEMABLE PREFERRED STOCK
      ---------------------------------------
      AND SHAREHOLDERS' EQUITY
      ------------------------

Current liabilities:
      Accrued payroll and related expenses ............................   $  1,168,487    $  1,329,826
      Accounts payable and other accrued expenses .....................      1,278,708       1,530,138
      Net liability of discontinued operations ........................         47,881          98,081
      Income taxes payable ............................................           --           295,647
      Current maturities of long-term debt ............................        125,000         125,000
                                                                          ------------    ------------
             Total current liabilities ................................      2,620,076       3,378,692
                                                                          ------------    ------------

      REVOLVING CREDIT LINE ...........................................      1,900,000       3,280,000
                                                                          ------------    ------------
      DEFERRED TAX LIABILITY ..........................................           --            39,909
                                                                          ------------    ------------
      LONG-TERM LIABILITIES ...........................................      1,307,102          33,970
                                                                          ------------    ------------
      LONG-TERM DEBT ..................................................        187,500         250,000
                                                                          ------------    ------------

Redeemable preferred stock
      Preferred stock, $.01 par value; authorized 3,000,000 shares;
         Class B; issued and outstanding 130,071 shares at May 31, 1996           --             1,301
      Additional paid-in capital ......................................           --           340,135
                                                                          ------------    ------------
             Total redeemable preferred stock .........................           --           341,436
                                                                          ------------    ------------

Shareholders' equity
      Preferred stock, $1.00 par value per share,
         5,000,000 shares authorized in 1994 ..........................           --              --
      Common Stock, $.001 par value per share, 10,000,000 shares
         authorized; 4,164,589 and 3,878,955 issued, respectively .....          4,165           3,879
      Additional paid-in capital ......................................     14,795,602      13,288,548
      Note receivable from officer ....................................       (397,782)       (397,782)
      Unrealized gain (loss) on short-term investments ................          4,000          (6,000)
      Deficit .........................................................     (2,627,868)       (564,640)
                                                                          ------------    ------------
                                                                            11,778,117      12,324,005
Less treasury stock - 137,500 common shares at
      November 30, 1996 and May 31, 1996 ..............................        278,922         278,922
                                                                          ------------    ------------

             Total shareholders' equity ...............................     11,499,195      12,045,083
                                                                          ------------    ------------
                                                                          $ 17,513,873    $ 19,369,090
                                                                          ============    ============

                             See accompanying notes.

                         STAR MULTI CARE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three months ended                 Six months ended
                                                    November 30,                     November 30,
                                           ----------------------------    ----------------------------
                                               1996            1995            1996            1995
                                           ------------    ------------    ------------    ------------
Net revenues                               $ 13,274,633    $ 11,845,200    $ 25,837,793    $ 23,459,086
                                           ------------    ------------    ------------    ------------

Operating costs and expenses:
     Costs of revenue                         8,694,502       7,694,058      16,914,698      15,252,365
     Selling, general and administrative      3,575,059       3,304,813       7,074,303       7,001,852
     Depreciation and amortization              158,898         187,448         316,913         397,956
                                           ------------    ------------    ------------    ------------


Income from operations                          846,174         658,881       1,531,879         806,913

Interest expense                                (40,376)        (76,541)       (114,973)       (139,551)
Merger transaction costs                             --              --      (2,808,223)             --
Interest income                                   7,446          49,325         36, 880         104,435
                                           ------------    ------------    ------------    ------------

Income (loss) before income taxes               813,244         631,665      (1,354,437)        771,797

(Provision) benefit for income taxes           (334,000)       (254,955)        555,000        (362,955)
                                           ------------    ------------    ------------    ------------

Net income (loss)                          $    479,244    $    376,710    $   (799,437)   $    408,842
                                           ============    ============    ============    ============

Net income (loss) per
     common share                          $       0.12    $       0.09    $      (0.19)   $       0.10
                                           ============    ============    ============    ============


Shares used in computing per
     share amounts                            4,150,444       4,041,182       4,150,444       4,041,182
                                           ============    ============    ============    ============





                             See accompanying notes.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                      November 30,
                                                                              --------------------------
                                                                                  1996           1995
                                                                              -----------    -----------
Cash flow from operating activities:
Net income                                                                    $  (799,437)   $   408,842
                                                                              -----------    -----------
   Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
           Provision for doubtful accounts                                         91,387        160,000
           Depreciation and amortization of property and equipment                 96,900         99,898
           Amortization of intangible assets                                      220,013        298,058
           Deferred income taxes                                                  (39,909)            --
           Changes in operating assets and liabilities:
               (Increase) decrease in assets:
                    Accounts receivable                                            31,188     (1,888,516)
                    Prepaid expenses and other current assets                     282,283       (207,866)
                    Income taxes receivable                                      (597,125)        95,320
                    Other assets                                                  254,922         22,873
               Increase (decrease) in liabilities:
                    Accrued payroll and related expenses                         (161,339)       (64,932)
                    Accounts payable and other accrued expenses                 1,021,702         23,977
                    Income taxes payable                                         (295,647)         4,611
                                                                              -----------    -----------
                        Total adjustments                                         904,375     (1,456,577)
                                                                              -----------    -----------

                        Net cash provided by (used in) operating activities       104,938     (1,047,735)
                                                                              -----------    -----------

Cash flows from investing activities:
   Payments of costs related to discontinued operations                           (50,200)      (177,302)
   Purchase of property and equipment                                            (146,473)      (137,180)
   Increase in intangibles                                                       (181,511)       (25,988)
   Repayment of note receivable from officer                                        3,527         16,471
   Net proceeds from the sale of short-term investments                           110,000        945,336
                                                                              -----------    -----------

                        Net cash (used in) provided by investing activities      (264,657)       621,337
                                                                              -----------    -----------

Cash flows from financing activities:
   Net repayments of and proceeds from revolving credit line                   (1,380,000)     1,300,000
   Repayment of long-term debt                                                    (62,500)       (62,500)
   Redemption of class B preferred shares                                        (341,436)            --
   Proceeds from issuance of common stock                                         243,549         18,752
                                                                              -----------    -----------

                        Net cash (used in) provided by financing activities    (1,540,387)     1,256,252
                                                                              -----------    -----------

Net decrease (increase) in cash and cash equivalents                           (1,700,106)       829,854

Cash and cash equivalents at beginning of period                                1,881,979      1,496,792
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $   181,873    $ 2,326,646
                                                                              ===========    ===========

Supplemental disclosures:
   Income taxes paid                                                          $   328,436    $   395,115
                                                                              ===========    ===========
   Interest paid                                                              $   126,000    $   127,000
                                                                              ===========    ===========

                             See accompanying notes.

                         STAR MULTI CARE SERVICES, INC.
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)


           In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1996 and May 31, 1996 and the results of its operations and cash flows for the three month periods and the six month periods ended November 30, 1996 and 1995.

           The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

           The results of operations for the three month period and the six month period ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Net Income Per Share
-----------------------------

           Net income per share has been computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

Note 2 - Merger
---------------

           On August 23, 1996, the Company completed a merger to acquire AMSERV HEALTHCARE INC. ("Amserv"), a health care service company which provides home care services in New Jersey and Ohio. In accordance with the Merger Agreement, each share of common stock of Amserv outstanding immediately prior to consummation of the merger was converted into .4090 shares of common stock of the Company. The total shares issued amounted to 1,410,731. The Company also assumed all outstanding options and other rights to acquire Amserv stock. All costs related to the merger amounted to $2,808,223. Unpaid amounts at November 30, 1996 have been included in "Accounts payable and other accrued expenses" and LONG-TERM LIABILITIES.

Note 3 - Stock Dividend
-----------------------

           The Company declared a 5% stock dividend which was distributed on November 4, 1996 to shareholders of record as of October 11, 1996. A total of 190,761 shares of common stock were issued in connection with the dividend. Common stock has been adjusted for the par value of the shares issued. Additional paid in capital and retained earnings have been adjusted for the difference between the fair market value and the par value of the shares.

Note 4 - Supplementary Information - Statement Of Cash Flows
------------------------------------------------------------

           During the six months ended November 30, 1996 the Company issued a 5% stock dividend which amounted to $1,263,791.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ----------------------

           The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1996.

RESULTS OF OPERATIONS.
----------------------

           On August 23, 1996, the Company completed a merger (the "Merger") with AMSERV HEALTHCARE, INC. ("Amserv"), a health care service company that provides home care services, including personal care, such as assistance with the activities of daily living (e.g. eating, walking and grooming), and skilled nursery services, such as wound care and assistance with medications, injections and patient education, in New Jersey and Ohio. In accordance with the terms of the Merger, each share of common stock of Amserv, outstanding immediately prior to consummation of the Merger, was converted into .4090 shares of common stock of the Company. A total of 1,410,731 shares of common stock of the Company were issued upon consummation of the Merger. The Company also assumed all outstanding options and other rights to acquire Amserv stock. The following results of combined operations for the periods ending November 30, 1996 and 1995 include the operations of both the Company and Amserv.

Quarter ended and six months ended November 30, 1996 compared to quarter ended and six months ended November 30, 1995.

           Total net revenues increased $1,429,433 or 12% to $13,274,633 for the quarter ended November 30, 1996 over net revenues of $11,845,200 for the quarter ended November 30, 1995. For the six months ended November 30, 1996 net revenues increased $2,378,707 or 10% to $25,837,793 from net revenues of $23,459,086 for the six months ended November 30, 1995.

           The Company's decided shift towards providing placement services of registered nurses and home health aides to patients for care at home ("Home Care") mirrors a changing social and economic attitude toward the de-institutionalization of patients. Due to the long hospital stays of some terminally ill patients and the greater costs associated with institutional treatment plans, the Company believes that the industry (i.e. hospital, insurance companies and home care agencies) trend is to find ways to care for patients in the home. The Company continues to devote its resources toward the growth in Home Care and believes this upward trend will continue in the future. Home Care revenues represented approximately 98% of 1996 net revenues and providing temporary health care personnel recruiting to hospitals and nursing homes represented approximately 2% of 1996 net revenues.

           Gross profit margins were approximately 35% for the quarters ended and six months ended November 30, 1996 and 1995.

           Selling, general and administrative costs as a percentage of net revenues were 27% for the quarter ended November 30, 1996 as compared with 28% for the quarter ended November 30, 1995. Selling, general and administrative costs as a percentage of net revenues were 27% for the six months ended November 30, 1996 as compared with 30% for the six months ended November 30, 1995. Such decrease is primarily attributable to the increase in revenues being absorbed by existing back office overhead.

           Income from operations increased $187,293 or 28% to $846,174 for the quarter ended November 30, 1996 compared with $658,881 for the quarter ended November 30, 1995. Income from operations increased $724,966 or 90% to $1,531,879 for the six months ended November 30, 1996 compared with $806,913 for the six months ended November 30, 1995.

           The Company incurred a one-time charge of $2,808,223 for acquisition costs, legal fees and restructuring expenses associated with the Merger with Amserv, which contributed to a net loss for the six months ended November 30, 1996 of $799,437 compared with net income of $408,842 for the six months ended November 30, 1995.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

           As of November 30, 1996 cash and cash equivalents were $181,873 as compared with $1,881,979 at May 31, 1996. The net decrease of $1,700,106 resulted primarily from the repayment of its revolving credit line.

           The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represent a substantial portion of current and total assets at November 30, 1996 and May 31, 1996. During the six months ended November 30, 1996, accounts receivable turnover was approximately 71 days while for the year ended May 31, 1996 turnover was approximately 73 days, a decrease of 2 days.

           The Company currently has available a line of credit with a bank which allows for maximum borrowings of $8,000,000. This line of credit expires on October 31, 1998 and is subject to renewal. However, as the Company's business expands, additional financing may be required. Short-term borrowings at November 30, 1996 were $1,900,000 as compared to $3,280,000 at May 31, 1996.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

           A lawsuit was filed on November 14, 1996 in San Diego Superior Court (Case No. 705475), by Eugene J. Mora against Amserv Healthcare, Inc., Star Multi Care Services, Inc., William Fellerman, and Stephen Sternbach. Mr. Mora alleges that he was the President and Chief Executive Officer of Amserv, at the time of the merger between Amserv and the Company and that his employment contract with Amserv was breached when he was terminated by Amserv and the Company following the Merger.

           Mr. Mora alleges that pursuant to his employment contract, upon termination he would be entitled to five years of continued salary at $298,000 per year; an annual car allowance of $450 per month for the five year period; payment for unutilized vacation days for a total of $112,000; and the cash value of a whole life policy of life insurance, which premiums had been paid by Amserv, for an approximate value of $350,000and approximately $ 48,000 in various fringe benefits. Mr. Mora further alleges that he had a contract which would result in him being hired as a consultant upon termination and this too was breached. Under this allegation, Mr. Mora seeks damages for two years consulting fee at $129,200 per year. Mr Mora also seeks reimbursement of attorneys' fees.

           The Company does not believe that this matter will result in a material adverse impact on the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

           The annual meeting of shareholders of the Company (the "Meeting") was held on December 18, 1996. Proxies for the Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

           At the Meeting, Stephen Sternbach, William Fellerman, Charles Berdan, John Innes II, Matthew Solof, Melvin Katten and Gary Weinberger were elected as directors of the Company to serve until the Company's next annual meeting of shareholders and until their respective successors are elected and qualified. In addition, at the Meeting, the appointment of Holtz Rubenstein & Co., LLP as independent auditors of the Company for the fiscal year ending May 31, 1997 was ratified. The votes for each of such proposals were as follows:

                                                  Shares Voted
1.         Election of Directors          For                   Withheld
                                      ------------              --------

           Stephen Sternbach           3,758,754                 2,073
           William Fellerman           3,758,754                 2,073
           Charles Berdan              3,758,439                 2,388
           John Innes II               3,757,914                 2,913
           Matthew Solof               3,758,439                 2,388
           Melvin L. Katten            3,758,754                 2,073
           Gary L. Weinberger          3,753,831                 6,996

2. Over 99% of the votes cast at the Meeting, voted in favor of the ratification of Holtz Rubenstein & Co., LLP as independent auditors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

a.         Exhibits

           27.  Financial Data Schedule

b. The Company filed no reports on form 8-K during the quarter ended November 30, 1996.

All items required in Part II have been previously filed or are not applicable for the quarter ended November 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STAR MULTI CARE SERVICES, INC.







1/14/97                                  By:   /s/  WILLIAM FELLERMAN
-------                                     -----------------------------
Date                                        William Fellerman
                                            Chief Financial Officer
                                            (Principal Financial Officer)