Form 10-Q
period 1997-02-28
STAR MULTI CARE SERVICES INC
filed 1997-04-14
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  ______________ to _____________

                         Commission File Number 0-21299

                         STAR MULTI CARE SERVICES, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 11, 1997:

           CLASS                                      NUMBER OF SHARES
Common Stock, $0.001 par value                           4,154,318

                         STAR MULTI CARE SERVICES, INC.


           INDEX

                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Consolidated Balance Sheets as of February 28, 1997 and May 31, 1996...........3

Consolidated Statements of Operations for the three months and nine months ended February 28, 1997 and February 29, 1996 ..................4

Consolidated Statements of Cash Flows for the nine months ended
   February 28, 1997 and February 29, 1996  ...................................5

Notes to Interim Consolidated Financial Statements ..........................6-7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................8-10


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................11

Item 6.    Exhibits and Reports on Form 8-K ..................................11

Signatures....................................................................12

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  February 28,       May 31,
                                                                                      1997            1996
                                                                                  ------------    ------------
                                                                                   (Unaudited)
      ASSETS
      ------
CURRENT ASSETS:
      Cash and cash equivalents                                                   $     78,574    $  1,881,979
      Short-term investments                                                              --           100,000
      Accounts receivable, less allowance for doubtful accounts
         of $566,000 and $808,000 at February 28, 1997 and
         May 31, 1996, respectively                                                 10,130,449       9,611,169
      Prepaid expenses and other current assets                                        769,365         800,665
      Deferred income taxes                                                            961,232         400,015
      Income taxes receivable                                                           28,997            --
                                                                                  ------------    ------------
             Total current assets                                                   11,968,617      12,793,828

PROPERTY AND EQUIPMENT, net of accumulated depreciation
      and amortization of $871,610 and $706,818 at
      February 28, 1997 and May 31, 1996, respectively                                 916,281         766,480
NOTES RECEIVABLE FROM OFFICER                                                           94,937         100,517
INTANGIBLE ASSETS, net                                                               5,059,300       5,197,778
OTHER ASSETS                                                                           218,916         510,487
                                                                                  ------------    ------------
                                                                                  $ 18,258,051    $ 19,369,090
                                                                                  ============    ============

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
      ----------------------------------------------------------------

CURRENT LIABILITIES:
      Accrued payroll and related expenses                                        $  1,241,205    $  1,329,826
      Accounts payable and other accrued expenses                                    1,405,020       1,530,138
      Net liability of discontinued operations                                            --            98,081
      Income taxes payable                                                                --           295,647
      Current maturities of long-term debt                                             125,000         125,000
                                                                                  ------------    ------------
         Total current liabilities                                                   2,771,225       3,378,692
                                                                                  ------------    ------------

LONG TERM LIABILITIES:
      Revolving Credit Line                                                          1,997,000       3,280,000
      Long-term Debt                                                                   156,250         250,000
      Deferred income taxes                                                               --            39,909
      Other long-term liabilities                                                    1,192,000          33,970
                                                                                  ------------    ------------
         Total long-term liabilities`                                                3,345,250      3,,603,879

REDEEMABLE PREFERRED STOCK:
      Preferred stock, $.01 par value; authorized 3,000,000 shares;
         Class B; issued and outstanding 130,071 shares at May 31, 1996                   --             1,301
      Additional paid-in capital                                                          --           340,135
                                                                                  ------------    ------------
             Total redeemable preferred stock                                             --           341,436
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock, $1.00 par value per share,
         5,000,000 shares authorized                                                      --              --
      Common Stock, $.001 par value per share, 10,000,000 shares
         authorized; 4,154,318 and 3,820,358 issued, respectively                        4,154           3,820
      Additional paid-in capital                                                    14,925,603      13,288,607
      Subscription receivable                                                         (397,782)       (397,782)
      Unrealized loss on short-term investments                                           --            (6,000)
      Deficit                                                                       (2,111,477)       (564,640)
                                                                                  ------------    ------------
                                                                                    12,420,498      12,324,005
Less treasury stock - 137,500 common shares at
      February 28, 1997 and May 31, 1996                                               278,922         278,922
                                                                                  ------------    ------------

             Total shareholders' equity                                             12,141,576      12,045,083
                                                                                  ------------    ------------
                                                                                  $ 18,258,051    $ 19,369,090
                                                                                  ============    ============

                             See accompanying notes

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three months ended              Nine months ended
                                           February 28,    February 29,    February 28,    February 29,
                                                1997           1996            1997            1996
                                           ------------    ------------    ------------    ------------
Net revenues                               $ 13,326,186    $ 12,004,506    $ 39,163,979    $ 35,463,592
                                           ------------    ------------    ------------    ------------

Operating costs and expenses:
     Costs of revenue                         8,710,173       7,752,294      25,624,871      23,004,659
     Selling, general and administrative      3,577,889       3,408,739      10,652,192      10,410,591
     Depreciation and amortization              163,684         200,766         480,597         598,722
                                           ------------    ------------    ------------    ------------


Income from operations                          874,440         642,707       2,406,319       1,449,620

Interest expense                                (49,545)        (77,117)       (164,518)       (216,668)
Merger transaction costs                           --              --        (2,808,223)           --
Interest income                                  24,981          37,910          61,861         142,345
                                           ------------    ------------    ------------    ------------

Income (loss) before income taxes               849,876         603,500        (504,561)      1,375,297

(Provision) benefit for income taxes           (348,000)       (246,000)        207,000        (608,955)
                                           ------------    ------------    ------------    ------------

Net income (loss)                          $    501,876    $    357,500    $   (297,561)   $    766,342
                                           ============    ============    ============    ============

Net income (loss) per
     common share                          $        .12    $        .08    $      (.07)    $       .18
                                           ============    ============    ============    ============


Shares used in computing per
     share amounts                            4,278,169       4,257,046       4,278,169       4,257,046
                                           ============    ============    ============    ============






                             See accompanying notes.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                              February 28,   February 29,
                                                                                 1997           1996
                                                                              -----------    -----------
Cash flow from operating activities:
Net (loss) income                                                             $  (297,561)   $   766,342
                                                                              -----------    -----------
   Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
           Provision for doubtful accounts                                        148,556        230,000
           Depreciation and amortization of property and equipment                164,792        135,226
           Amortization of intangible assets                                      315,805        463,496
           Deferred income taxes                                                 (601,126)          --
           Changes in operating assets and liabilities:
               (Increase) decrease in assets:
                    Accounts receivable                                          (667,836)    (2,918,989)
                    Prepaid expenses and other current assets                      31,300       (225,216)
                    Income taxes receivable                                       (28,997)          --
                    Other assets                                                  291,571        (60,108)
               Increase (decrease) in liabilities:
                    Accrued payroll and related expenses                          (88,621)       334,535
                    Accounts payable and other accrued expenses                  (125,118)       157,605
                    Income taxes payable                                         (295,647)       (53,127)
                    Other liabilities                                           1,158,030         17,386
                                                                              -----------    -----------
                        Total adjustments                                         302,709     (1,919,192)
                                                                              -----------    -----------

                        Net cash provided by (used in) operating activities         5,148     (1,152,850)
                                                                              -----------    -----------

Cash flows from investing activities:
   Payments of costs related to discontinued operations                           (98,081)      (306,747)
   Purchase of property and equipment                                            (314,593)      (186,932)
   Increase in intangibles                                                       (177,327)       (83,254)
   Repayment of note receivable from officer                                        5,580         27,629
   Net proceeds from the sale of short-term investments                           106,000      1,089,179
                                                                              -----------    -----------

                        Net cash (used in) provided by investing activities      (478,421)       539,875
                                                                              -----------    -----------

Cash flows from financing activities:
   Net repayments of and proceeds from revolving credit line                   (1,283,000)     1,500,000
   Repayment of long-term debt                                                    (93,750)       (93,750)
   Redemption of class B preferred shares                                        (341,436)      (170,717)
   Proceeds from issuance of common stock                                         388,054        296,130
                                                                              -----------    -----------

                        Net cash (used in) provided by financing activities    (1,330,132)     1,531,663
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents                           (1,803,405)       918,688

Cash and cash equivalents at beginning of period                                1,881,979      1,496,792
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $    78,574    $ 2,415,480
                                                                              ===========    ===========

Supplemental disclosures:
   Income taxes paid                                                          $   600,000    $   669,000
                                                                              ===========    ===========
   Interest paid                                                              $   173,000    $   204,000
                                                                              ===========    ===========

                             See accompanying notes.

                         STAR MULTI CARE SERVICES, INC.
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)


           In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1997 and the results of its operations and cash flows for the three month periods and the nine month periods ended February 28, 1997 and February 29, 1996.

           The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

           The results of operations for the three month period and the nine month period ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 1 - NET INCOME PER SHARE
-----------------------------

           Net income  (loss) per share has been computed by dividing net income
(loss) by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

NOTE 2 - MERGER
---------------

           On August 23, 1996, the Company completed a merger, accounted for as a pooling of interests, to acquire AMSERV HEALTHCARE INC. ("Amserv"), a health care service company which provides home care services in New Jersey and Ohio. In accordance with the Merger Agreement, each share of common stock of Amserv outstanding immediately prior to consummation of the merger was converted into
 .4090 shares of common stock of the Company. The total shares issued amounted to 1,410,731. The Company also assumed all outstanding options and other rights to acquire Amserv stock. Costs related to the merger amounted to $2,808,223. Unpaid amounts at February 28, 1997 have been included in "Accounts payable and other accrued expenses" and "other long-term liabilities".

NOTE 3 - STOCK DIVIDEND
-----------------------

           The Company declared a 5% stock dividend which was distributed on November 4, 1996 to shareholders of record as of October 11, 1996. A total of 188,570 shares of common stock were issued in connection with the dividend. Common stock has been adjusted for the par value of the shares issued. Additional paid in capital and retained earnings have been adjusted for the difference between the fair market value and the par value of the shares.

NOTE 4 - SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS
------------------------------------------------------------

           During the nine months ended February 28, 1997 the Company issued a 5% stock dividend which amounted to $1,249,276.

NOTE 5 - SUBSEQUENT EVENT
-------------------------

           On January 3, 1997, the Company entered into an agreement and plan of merger (the "EFCC Merger Agreement") to acquire (the "EFCC Merger") Extended Family Care Corporation ("EFCC"), a health care service company which provides home care services in New Jersey, New York and Pennsylvania. Pursuant to the terms of the EFCC Merger, the Company will pay $2,400,000 in cash (plus cash payments to dissenting shareholders, if any) and $4,850,000 in stock (less the amount that would have been paid to dissenting shareholders, if any) or $7,250,000 cash at the Company's option (the "Cash Option").

           In connection with the EFCC Merger, the Company and EFCC have entered into a consulting agreement, which is subject to approval by the New York State Department of Health, pursuant to which the Company will render to EFCC consulting and advisory services in connection with the management, operation and supervision of EFCC. The term of the consulting agreement will end on the earlier of (i) one year from signing of the EFCC Merger Agreement, (ii) the effective time of the EFCC Merger or (iii) the termination of the EFCC Merger Agreement. In consideration for the consulting services rendered by the Company, EFCC will pay $25,000 per month payable (a) $15,000 in arrears on the last day of each month and (b) the remaining $10,000 on the earlier of the closing date or termination of the EFCC Merger Agreement. As of February 28, 1997 $35,000 due from EFCC is included in prepaid and other current assets. The EFCC Merger is subject to approval by the shareholders of both the company and EFCC as well as the satisfaction of certain other conditions and is expected to be consummated on or before August 15, 1997.

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

RESULTS OF OPERATIONS.
----------------------

           On August 23, 1996, the Company completed a merger (the "Amserv Merger"), accounted for as a pooling of interests, with AMSERV HEALTHCARE, INC. ("Amserv"), a health care service company that provides home care services, including personal care, such as assistance with the activities of daily living (e.g. eating, walking and grooming), and skilled nursing services, such as wound care and assistance with medications, injections and patient education, in New Jersey and Ohio. In accordance with the terms of the Amserv Merger, each share of common stock of Amserv, outstanding immediately prior to consummation of the Amserv Merger, was converted into .4090 shares of common stock of the Company. A total of 1,410,731 shares of common stock of the Company were issued upon consummation of the Amserv Merger. The Company also assumed all outstanding options and other rights to acquire Amserv stock. The following results of combined operations for the periods ending February 28, 1997 and 1996 include the operations of both the Company and Amserv.

           QUARTER ENDED AND NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO QUARTER ENDED AND NINE MONTHS ENDED FEBRUARY 29, 1996.

           Total net revenues increased $1,321,680 or 11% to $13,326,186 for the quarter ended February 28, 1997 over net revenues of $12,004,506 for the quarter ended February 29, 1996. For the nine months ended February 28, 1997 net revenues increased $3,700,387 or 10% to $39,163,979 from net revenues of $35,463,592 for the nine months ended February 29, 1996.

           The Company's decided shift towards providing placement services of registered nurses and home health aides to patients for care at home ("Home Care") mirrors a changing social and economic attitude toward the de-institutionalization of patients. Due to the long hospital stays of some terminally ill patients and the greater costs associated with institutional treatment plans, the Company believes that the industry (i.e. hospital, insurance companies and home care agencies) trend is to find ways to care for patients in the home. The Company continues to devote its resources toward the growth in Home Care and believes this upward trend will continue in the future. Home Care revenues represented approximately 99% of fiscal 1997 net revenues and providing temporary health care personnel recruiting to hospitals and nursing homes represented approximately 1% of fiscal 1997 net revenues.

           Gross profit margins were approximately 35% for the quarter ended and nine months ended February 28, 1997 and 1996.

           Selling, general and administrative costs and depreciation and amortization as a percentage of net revenues were 28% for the quarter ended February 28, 1997 as compared with 30% for the quarter ended February 29, 1996. Selling, general and administrative costs and depreciation and amortization as a percentage of net revenues were 28% for the nine months ended February 28, 1997 as compared with 31% for the nine months ended February 29, 1996. Such decrease is primarily attributable to the increase in revenues being without a proportionate increase in back office overhead.

           Income from operations increased $231,733 or 36% to $874,440 for the quarter ended February 28, 1997 compared with $642,707 for the quarter ended February 29, 1996. Income from operations increased $956,699 or 66% to $2,406,319 for the nine months ended February 28, 1997 compared with $1,449,620 for the nine months ended February 29, 1996.

           The Company incurred a one-time charge of $2,808,223 for acquisition costs, legal fees and restructuring expenses associated with the Merger, which contributed to a net loss for the nine months ended February 28, 1997 of $297,561 compared with net income of $766,342 for the nine months ended February 29, 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

           As of February 28, 1997 cash and cash equivalents were $78,574 as compared with $1,881,979 at May 31, 1996. The net decrease of $1,803,405 resulted primarily from the repayment of its revolving credit line.

           The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represent a substantial portion of current and total assets at February 28, 1997 and May 31, 1996. During the nine months ended February 28, 1997 and for the year ended May 31, 1996, accounts receivable turnover was approximately 71 days.

           The Company currently has available a line of credit with a bank which allows for maximum borrowings of $8,000,000. This line of credit expires on October 31, 1998 and is subject to renewal. However, as the Company's business expands, additional financing may be required. Short-term borrowings at February 28, 1997 were $1,997,000 as compared to $3,280,000 at May 31, 1996.

           On January 3, 1997, the Company entered into an agreement and plan of merger (the "EFCC Merger Agreement") to acquire (the "EFCC Merger") Extended Family Care Corporation ("EFCC"), a health care service company which provides home care services in New Jersey, New York and Pennsylvania. Pursuant to the terms of the EFCC Merger, the Company will pay $2,400,000 in cash (plus cash payments to dissenting shareholders, if any) and $4,850,000 in stock (less the amount that would have been paid to dissenting shareholders, if any) or $7,250,000 cash at the Company's option (the "Cash Option").

           Unless  the  Company  exercises  the Cash  Option,  in which case the
Company would have to raise $7,250,000 through additional borrowing or otherwise, the Company does not anticipate any extraordinary material cash commitments for capital expenditures for the Company's current fiscal year and the Company believes that cash generated from operations, together with borrowings available under its existing line of credit, will be sufficient to meet its short-term and long-term liquidity needs.

           Unless the Company exercises the Cash Option, the Company intends to meet its long-term liquidity needs through available cash, cash flow and, if necessary, the Company's bank line of credit. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms.

           In addition to the proposed acquisition of EFCC, the Company is continually exploring possible acquisitions of compatible companies in the health care business. If any such acquisition were to be made with available cash, the Company's long-term liquidity would depend to a greater extent on cash flow and the line of credit.

           In connection with the EFCC Merger, the Company and EFCC have entered into a consulting agreement, which is subject to approval by the New York State Department of Health, pursuant to which the Company will render to EFCC consulting and advisory services in connection with the management, operation and supervision of EFCC. The term of the consulting agreement will end on the earlier of (i) one year from signing of the EFCC Merger Agreement, (ii) the effective time of the EFCC Merger or (iii) the termination of the EFCC Merger Agreement. In consideration for the consulting services rendered by the Company, EFCC will pay $25,000 per month payable (a) $15,000 in arrears on the last day of each month and (b) the remaining $10,000 on the earlier of the closing date or termination of the EFCC Merger Agreement. As of February 28, 1997 $35,000 due from EFCC is included in prepaid and other current assets. The EFCC Merger is subject to approval by the shareholders of both the company and EFCC as well as the satisfaction of certain other conditions and is expected to be consummated on or before August 15, 1997.

           Home health care organizations involved in federal and state funded programs, are subject to periodic survey by regulatory agencies. Accordingly, in December, 1995, a survey by state and federal regulatory agencies was conducted at the Medicare-certified home health agency operated by the Company. The findings of the initial survey indicated that a follow up survey was warranted. The survey, held in March, 1997, were favorable and that only minor deficiencies existed. The final written report, confirming the surveyors' findings, however, has not been received by the Company and there can be no assurances that the written report will reflect the surveyors' verbal representations.

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

           Mr. Mora alleges that pursuant to his employment contract, upon termination he would be entitled to five years of continued salary at $298,000 per year; an annual car allowance of $450 per month for the five year period; payment for unutilized vacation days for a total of $112,000; and the cash value of a whole life policy of life insurance, which premiums had been paid by Amserv, for an approximate value of $350,000 and approximately $48,000 in various fringe benefits. Mr. Mora further alleges that he had a contract which would result in him being hired as a consultant upon termination and this too was breached. Under this allegation, Mr. Mora seeks damages for two years consulting fee at $129,200 per year. Mr. Mora also seeks reimbursement of attorneys' fees.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

a.         Exhibits

           27.  Financial Data Schedule

b. The Company filed no reports on form 8-K during the quarter ended February 28, 1997.

All items required in Part II have been previously filed or are not applicable for the quarter ended February 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STAR MULTI CARE SERVICES, INC.







4/14/97                                      By:/s/ WILLIAM FELLERMAN
-----------                                    ----------------------------
Date                                            William Fellerman
                                                Chief Financial Officer
                                                (Principal Financial Officer)