Form 10-Q/A
period 1997-02-28
STAR MULTI CARE SERVICES INC
filed 1997-04-18
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10 Q/A


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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 11, 1997:

           CLASS                                      NUMBER OF SHARES
------------------------------                        ----------------
Common Stock, $0.001 par value                            4,154,318

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


           The Company incurred a one-time charge of $2,808,223 for acquisition costs, legal fees and restructuring expenses associated with the Amserv Merger, which contributed to a net loss for the nine months ended February 28, 1997 of $297,561 compared with net income of $766,342 for the nine months ended February 29, 1996.


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


           Home health care organizations involved in federal and state funded programs, are subject to periodic survey by regulatory agencies. Accordingly, in December, 1996, a survey by state and federal regulatory agencies was conducted at the Medicare-certified home health agency operated by the Company. The findings of the initial survey indicated that a follow up survey was warranted. The findings of the survey, held in March, 1997, were favorable and the Company was orally advised that only minor deficiencies existed. The final written report, confirming the surveyors' findings, however, has not been received by the Company and there can be no assurances that the written report will reflect the surveyors' verbal representations.


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



                                         STAR MULTI CARE SERVICES, INC.







APRIL 18, 1997                      By:     /S/ WILLIAM FELLERMAN
--------------------                        --------------------------------
Date                                         William Fellerman
                                             Chief Financial Officer (Principal
                                              Financial Officer)