Form 10-K
period 1997-05-31
STAR MULTI CARE SERVICES INC
filed 1997-08-29
CIK 874038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1997

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
                  (Name of small business issue in its charter)

            New York                                            11-1975534
(State or other jurisdiction of                              (I.R.S. Employer
-------------------------------                              ----------------
 incorporation or organization)                              Identification No.)

99 Railroad Station Plaza, Hicksville, New York                    11801
-----------------------------------------------                    -----
   (Address of principal executive office)                       (Zip Code)

Issuer's telephone number, including area code:               (516) 938-2016
                                                              --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

       Title of Each Class             Name of each exchange on which registered

Common Stock, par value $.001 per share   Nasdaq National Market System
---------------------------------------   -------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On August 27, 1997 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates (2,580,790 shares) was $12,323,272 (based upon the average bid and asked prices of the Common
Stock on such date on the Nasdaq National Market System).

As of August 27, 1997, the Registrant had 4,112,478 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL

           Star Multi Care Services, Inc. (the "Company") is in the business of providing placement services of registered and licensed nurses and home health aides to patients for care at home ("Home Care") and, to a lesser extent, temporary health care personnel recruiting to hospitals and nursing homes ("Hospital Staffing"). In addition, the Company maintains registries of registered nurses, licensed practical nurses, nurses' aides, certified home health aides and certified personal care workers from which personnel are recruited on a per diem basis to meet the requirements of the Company's clients.

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

           In May 1995, the Company acquired certain assets of Long Island Nursing Registry, Inc. ("LINR") thereby further expanding its Home Care business. LINR provided nursing and other skilled health care services with both Medicaid and non-Medicaid reimbursement eligibility compatible with the business of the Company. LINR maintains offices and does business under the Company's name in the Long Island area and as Comprehensive Care America in the Syracuse, New York area. The acquired assets included all of the fixed assets, certain of the contract and intellectual property rights and all of the records, lists, files and books (including certain customer and personnel lists) with respect to or in connection with the health care business conducted by LINR. The acquisition expanded the Company's New York market area into Suffolk County, augmented its presence in Nassau County and gave it significant market share in central New York.

           During the fiscal years ended May 31, 1995, 1996 and 1997, 62%, 59% and 59%, respectively, of the Company's revenues were attributable to Medicare, Medicaid and other state and federal government payments. Historically, a greater portion of the Company's revenues have been derived from Home Care services and a lesser portion of such revenues have been derived from Hospital Staffing. The Company believes that this is a result of changing social and economic attitudes toward the de-institutionalization of patients as well as the Company's changing customer base.

           In August 1996, the Company and AMSERV HEALTHCARE INC. ("Amserv") consummated a merger whereby the Company acquired control of Amserv and Amserv became a wholly-owned subsidiary of the Company. Amserv operates in a one-industry segment as a health care service company. Amserv provides Home Care services to individuals from its six branch offices in New Jersey and Ohio. Home Care services provided by Amserv include personal care, such as assistance with the activities of daily living (e.g., eating, walking and grooming), and skilled nursing services, such as wound care and assistance with medications, injections and patient education.

           The following table sets forth the Company's net revenues for Home Care and Hospital Staffing services for the fiscal years ended May 31, 1995, 1996 and 1997:

                                        Fiscal Year Ended May 31,
                              --------------------------------------------
                                  1997           1996            1995
                              ------------   -------------   -------------

Net Revenue
     Home Care                  52,022,482    $47,897.228     $36,744,824
     Hospital Staffing             940,783      1,265,706       1,685,211

Percentage of Net Revenues
     Home Care                         98%            97%             96%
     Hospital Staffing                  2%             3%              4%


ACQUISITION OF EXTENDED FAMILY CARE CORPORATION

           On January 3, 1997, an Agreement and Plan of Merger (the "Merger Agreement"), between the Company and EFCC, providing for the merger (the "Merger") of EFCC Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly-owned subsidiary of the Company, with EFCC, with EFCC merging with and into Merger Sub and the cessation of EFCC's separate existence, and the transactions contemplated thereby. Upon consummation of the Merger, each share of EFCC Common Stock, par value $.01 per share (the "EFCC Common Stock"), which is issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), except those held by shareholders of EFCC who validly and properly demand and perfect dissenters' rights under the New York Business Corporation Law (the "BCL"), will be converted into the right to receive the following consideration (the "Merger Consideration"): (a) cash equal to: (i) $2,400,000 divided by (ii) the number of shares of EFCC Common Stock issued and outstanding immediately prior to the Effective Time increased by that number of additional shares of EFCC Common Stock that would have to be issued and outstanding immediately prior to the Effective Time assuming that no shareholders of TPC Home Care Services, Inc. ("TPC"), an 83% owned subsidiary of EFCC, validly and properly demand and perfect, pursuant to the BCL, dissenters' rights in the proposed merger of the Company with and into EFCC (the "EFCC Share Number"), which EFCC Share Number shall not be less than 37,600,000; and (b) an amount of shares of Common Stock of the Company equal to: (i) such number of shares of the Company's Common Stock as has an aggregate market price, calculated in accordance with the terms of the Merger Agreement, equal to $4,850,000; divided by (ii) the EFCC Share Number.

           In conjunction with the Merger Agreement, the Company and EFCC have entered into a consulting agreement pursuant to which the Company has rendered to EFCC, by and through such of its officers, employees and agents as the Company, in its sole discretion, designates from time to time, consulting services with respect to the management and operation of EFCC.

           The Company and EFCC have also entered into a management agreement pursuant to which the Company has agreed to act as manager of EFCC.

HOME CARE SERVICES

           A substantial portion of the revenues from the Company's Home Care business relates to services provided to patients referred to the Company by physicians, county medical services, community organizations, hospital social service workers, nurses, insurance companies and health maintenance organization networks ("HMOs"). Other patients are referred through such sources as the patient's family. The remaining revenues attributable to the Company's Home Care business are received as a result of subcontracting arrangements with certified home health agencies ("primary contractors") that are authorized to receive reimbursement from Medicare and Medicaid in the States of New York and Florida.

           The Company provides Home Care nurses and paraprofessionals, including registered nurses, licensed practical nurses, certified home health aides, certified personal care workers and companions. These individuals are temporary employees of the Company who work for the Company as needed. As of August 22, 1997, the Company's roster of Home Care personnel included approximately 3,000 nurses and health care paraprofessionals.

           It is the Company's policy that all of its Home Care nurses and paraprofessionals meet certain licensing, certification and other requirements. Upon registering with the Company for temporary employment, the Company's Home Care nurses and paraprofessionals are required to attend inservice classes given by the Company. The Company conducts ongoing inservice training for its nurses and paraprofessionals both to meet New York State Department of Health and New York State Licensing Board continuing education requirements and to fulfill the Company's own additional quality assurance goals. The Company is implementing similar requirements in Florida. These classes and inservice trainings, each of which typically lasts three hours, are offered bi-weekly. They are taught by health care professionals selected by the Company for their expertise in their fields, including nurses, physical therapists, social workers and occasionally physicians.

           When the Company admits a new patient for service, the Company's Director of Nursing confers with the patient's physician and other medical and health care professionals (collectively, the patient's "health care team") to: obtain physician's orders; acquire a detailed description of the patient's medical problem; determine the patient's specific Home Care requirements (the "protocol"), including the plan of treatment and pharmaceutical services, products and equipment which will be needed; and determine the type of personnel, the number of hours and shifts required. The Director of Nursing and/or a nursing supervisor first visits the patient to conduct a personal examination and assessment in order both to verify all information received from the referral source and to select the appropriate Home Care personnel to care for the patient.

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

           Approximately 37% of the Company's revenues from Home Care services are paid by insurance carriers. Payments for the Company's Home Care services typically are made by assignment of insurance benefits from the patient, by the primary contracting organization or by the patient. Once a claim is submitted to an insurer, the insurer generally is required to act upon that claim within 60 days. The Company typically receives payments from 60 to 180 days after its services are rendered, although such time period is sometimes greater. Accordingly, the Company is often required to carry accounts receivable over substantial periods of time and to utilize a line of credit to meet its ongoing expenses. Medicaid claims are billed weekly and are usually paid in 60 to 90 days.

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

           Some of the hospitals in New York City that have utilized the Company's Hospital Staffing services include Methodist Hospital and Maimonides Medical Center.

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

MARKETING AND SALES

           Prior to its recently completed acquisition of Amserv, which expanded the geographic area serviced by the Company, the Company marketed its temporary health care services in the New York metropolitan area, the central New York area and in Broward and Dade Counties, Florida. As a result of the acquisition of Amserv, these marketing activities also include New Jersey and Ohio. The Company's services are marketed by a team of personnel headed by the Chief
Operating Officer of the Company. The Company promotes its services through print advertising, direct mail efforts focused on health care institutions and field sales calls. The Company makes periodic mailings to approximately 50 hospitals and 75 nursing homes in the New York City metropolitan area. In addition, in the New York metropolitan area and in Florida, representatives of the Company periodically visit or telephone medical facilities to establish or maintain relationships with individuals in those institutions who are responsible for staffing, discharge of patients and personnel recruitment. The Company's representatives also attend health care functions and trade shows to further enhance the Company's marketing efforts. The Company intends to continue these marketing programs and to increase its marketing staff in the future as its business so requires, especially in view of the recent acquisition of Amserv.

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

CUSTOMERS

           The Company has four types of customers: public assistance agencies, other third party payers, insurance companies and private pay customers.

           During the fiscal years ended May 31, 1995 1996 and 1997, 62%, 59% and 59%, respectively, of the Company's revenues were attributable to Medicare, Medicaid and other state and federal government payments. A number of states have reduced funding for health care services or have placed certain limits on reimbursable expenses. There can be no assurance that additional state legislatures and Congress will not further reduce funding or impose additional limits on reimbursements, particularly with respect to expenses to be reimbursed through Medicaid. Such reductions in funding and limits on reimbursement, if enacted, could have a material adverse effect on the Company's operating results. The Company's business in Nassau County, Suffolk County and Onondaga County New York are tied directly to a contract between the Company and the Department of social services in each of these respective counties. A portion of the Company's business would be lost should any of these contracts be terminated. The contracts are renewable on an annual basis. The contracts with Nassau, Suffolk and Onondaga Counties have been in existence for 5, 13 and 3 years, respectively. The Company has no reason to believe that any of these contracts will not be renewed in the future, however, there is no assurance that the contract will be renewed.

           In New Jersey, unlike New York, the New Jersey Department of Medicaid will grant a Medicaid contract to any accredited home health care agency. New business is obtained through referrals from physicians, county medical services, community organizations, hospital social service workers, nurses, insurance companies and the patient's family.

           Other third party payers, such as hospitals and other health care institutions, provided 22%, 22% and 20% of total Company revenues, in 1997, 1996 and 1995, respectively. The third party payor subcontracts with the Company for Home Care services. These contracts are generally non-exclusive.

           The insurance segment of The Company's business represented approximately 16%, 15% and 14% of The Company's total revenues in 1997, 1996 and 1995, respectively. This business is dependent upon the insurer's decision to enter into various preferred provider networks ("PPO") HMOs. The insurance segment has become more closely linked to associations with various PPOs and HMOs. Therefore, the Company will have to develop alliances with such networks or risk the loss of business.

           Private pay customers represented approximately 1% of the Company's revenues in 1997, 1996 and 1995. These customers have determined, for a variety of reasons, including ineligibility of public assistance, or insurance benefits, to personally pay for the Home Care services provided by the Company. These customers are referred to the Company from a variety of sources.

GOVERNMENT REGULATIONS AND LICENSING

           The  Company's  business  is subject to  substantial  and  frequently changing regulations by Federal, state and local authorities which imposes a significant compliance responsibilities on the Company. The Company, among other things, must comply with state licensing and certificate of need ("CON")
requirements as well as Federal and state eligibility standards for certification as a Medicare and Medicaid provider. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations. In addition, the Company will be required to comply, to the extent applicable, with the licensing and/or CON requirements and other regulations in any jurisdiction in which it may plan to provide services in the future.

           The Company, as a provider of services under the Medicare and Medicaid programs is required by the Health Care Financing Administration ("HCFA") to receive reimbursement for services from Medicare and Medicaid. In order for one to participate as a home health agency in the Medicare and Medicaid program, HCFA requires, among other things, the preparation of annual budgets and capital expenditure plans. The health regulatory agencies of the states in which the Company operates require satisfaction of certain standards with respect to personnel, services and supervision and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups. Applicable state "anti-kickback" regulations, in general, provide that the Company may not make certain payments in order to receive referrals of patients. In addition, Federal "anti-kickback" regulations provide similar restrictions for health care providers to the extent they are certified to participate in the Medicare and Medicaid programs. The Company does not believe that compliance with applicable state and Federal "anti-kickback" regulations has a material impact on the Company's business and operations.

           The Company is licensed to provide home healthcare services and durable medical equipment in the five boroughs of New York City, Nassau, Suffolk, Westchester, Oswego, Oneida, Onondaga, Cayuga, Madison, Jefferson and Herkimer Counties in New York State and in the state of Florida. It is also licensed in the aforementioned locations as a temporary help services firm to provide personnel on a per diem basis for hospital staffing. The Company believes that it has all licenses necessary to operate its business as currently conducted in New York and Florida. In Broward and Dade Counties in Florida, the Company also maintains a Certified Home Health Agency which allows the Company to participate in both the Medicare and Medicaid programs. Amserv is also licensed to provide health care services in New Jersey and Ohio, with the Ohio office also maintaining certification to provide Medicare reimbursed services.

           New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care services agency (a "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. To the extent the Company may seek to acquire control of a LHCSA, the Company would have to be granted the approval of the NYPHC prior to exercising control over such LHCSA. The NYPHC approved the application to permit the Company's control over EFCC pursuant to the Merger Agreement on June 27, 1997.

           Under current reimbursement regulations under Medicare and Medicaid, funds received under Medicare and Medicaid programs are subject to audit with respect to proper application of the various payment formulas and regulations. These audits can result in retroactive adjustment of payments received from these programs, resulting in either amounts due to the government agency from the Company or amounts due to the Company from the governmental agency.

           The Company is subject to surveys and audits by various governmental agencies.

           The Company has a Medicaid audit pending with the State of New York. The Company does not anticipate that any material adjustment will result form such audit, however, there can be no assurance that this audit will be resolved satisfactorily in favor of the Company. In addition, the Company has agreed to submit its books and record to a voluntary survey to be performed by the State of New York with respect to Medicaid patients. There can be no assurance that this voluntary review will be resolved satisfactorily in favor of the Company.

           In May 1997, the Company was advised that an audit of American Health Care Services ("American"), the Company's Medicare agency, by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services which had been forwarded to the Medicare intermediary assigned to administer Medicare payments in Florida has been referred to the Civil Division of the United States Attorney for the Southern District of Florida. The Company has been advised by its regulatory counsel that they have been in contact with the Assistant United States Attorney assigned to the matter, and they do not know at this time the extent of the Company's liability, if any. Regulatory counsel has also advised the Company that the Company could pursue claims against third parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of the Company. Management anticipates that this matter should be satisfactorily resolved.

           In December 1996, a survey by state and federal regulatory agencies was conducted at American. The findings of the initial survey indicated that a follow-up survey was warranted. The findings of the survey, held in March 1997, were favorable, and the Company was orally advised that only minor deficiencies existed. The final written report, confirming the surveyor's findings, has been received by the Company and confirmed the surveyor's verbal representations.

LIABILITY INSURANCE

           The Company's employees and independent contractors routinely make decisions which can have significant medical consequences to the patients in their care. As a result, the Company is exposed to substantial liability in the event of negligence or wrongful acts of its personnel. The Company maintains medical professional liability insurance providing for coverage in a maximum amount of $1,000,000 per claim, subject to a limitation of $10,000,000 for all claims in any single year. In addition, the Company requires that each independent contractor it refers to institutions for employment supply a certificate of insurance evidencing that such person maintains medical professional liability insurance providing for coverage of no less than $1,000,000 per claim. There can be no assurance, however, that the Company will be able to maintain its existing insurance at an acceptable cost or obtain additional insurance in the future, as required. Although, to date, no claim has been asserted against the Company, there can be no assurance that the Company's insurance will be sufficient to cover liabilities resulting from claims that may be brought in the future. A partially or completely uninsured claim, if successfully asserted and of significant magnitude, could have a material adverse effect on the Company and its financial condition.

EMPLOYEES

           As of August 22, 1997, the Company had approximately 190 permanent employees. The Company also has a roster of temporary professional and paraprofessional employees (including registered nurses, licensed practical nurses, certified home health aides, certified personal care workers and nurses' aides). In the past, certain of the Company's registered nurses were compensated on an independent contractor basis. However, the Company currently treats such persons as employees. The Company has no union contracts with any of its employees and believes that its relationship with its employees and independent contractors is good. The Company pays its temporary employees at rates that it believes are competitive.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

           The Company leases a total of 19 facilities in four states. The Company believes that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to continue its existing operations.

           The following table describes the location and current use of each of the company's leased facilities as of August 22, 1997:

           LOCATION                                 DESCRIPTION
           --------                                 -----------

New York Facilities
   New York City (two facilities)      Nursing and Paraprofessional Services
   Nassau County (two facilities)      Corporate Offices and Nursing and
                                             Paraprofessional Services
   Suffolk County (three facilities)   Nursing and Paraprofessional Services
   Upstate (three facilities)          Nursing and Paraprofessional Services
New Jersey Facilities
   Edison                              Administration and Nursing and
                                             Paraprofessional Services
   Elizabeth                           Nursing and Paraprofessional Services
   Fairlawn                            Nursing and Paraprofessional Services
   South Orange                        Nursing and Paraprofessional Services
   Union City                          Nursing and Paraprofessional Services
Florida Facilities
   Palm Beach                          Nursing and Paraprofessional Services
   Broward                             Nursing and Paraprofessional Services
   Dade                                Administration and Nursing and
                                             Paraprofessional Services

Ohio Facility
   Mansfield                           Nursing and Paraprofessional Services


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

           A lawsuit was filed on November 14, 1996 in San Diego Superior Court (Case No. 705475), by Eugene J. Mora against Amserv, the Company, William Fellerman and Stephen Sternbach. Mr. Mora alleges that he was the President and Chief Executive Officer of Amserv at the time of the merger between Amserv and the Company and that his employment contract with Amserv was breached when he was terminated by Amserv and the Company following the Merger.

           The complaint, which is for an aggregate of $2,500,000, alleges that pursuant to his employment contract, upon termination he would be entitled to five years of continued salary at $298,000 per year; an annual car allowance of $450 per month for the five year period; payment for unutilized vacation days for a total of $112,000; the cash value of a whole life policy of life insurance, which premiums had been paid by Amserv, for an approximate value of $350,000; and approximately $48,000 in various fringe benefits. Mr. Mora further alleges that he had a contract which would result in him being hired as a consultant upon termination and this too was breached. Under this allegation, Mr. Mora seeks damages for two years consulting fee at $129,200 per year. Mr. Mora also seeks punitive damages, penalties and reimbursement of attorneys' fees.

           The Company does not believe that this matter will result in a material adverse impact on it.

           Except as otherwise provided in this Annual Report on Form 10-K, there are no legal proceedings to which the Company is currently a party or to which any of its property is subject, and the Company knows of no legal proceeding pending or threatened against either the Company or any director or officer of the Company in his or her capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

           No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended May 31, 1997 through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

           The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SMCS". Until June 7, 1996, the Company's Common Stock was also listed on the Pacific Stock Exchange.

           The following table sets forth the high and low sales prices per share for the Common Stock during the periods indicated on the Nasdaq National Market.


              PERIOD                      HIGH                         LOW
              ------                      ----                         ---

Year ended May 31, 1996
           First Quarter                 $4.375                      $3.500
           Second Quarter                 7.375                       4.188
           Third Quarter                  8.125                       5.500
           Fourth Quarter                 7.500                       5.125
    Year ended May 31, 1997
           First Quarter                $10.938                      $5.938
           Second Quarter                 7.250                       5.813
           Third Quarter                  7.000                       5.500
           Fourth Quarter                 6.000                       4.250
Year ended May 31, 1998
           First Quarter                 $6.000                      $4.500


           As of August 27, 1997, the Company had 4,112,478 shares of Common Stock outstanding and 503 shareholders of record.

           The Company did not pay cash dividends on its Common Stock during either of the two years ended May 31, 1997 and 1996. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. In addition, the Company's agreement with its bank lender prohibits the payment of cash dividends without the bank's prior consent.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

           The statement of operations for the years ended May 31, 1997, 1996, 1995, 1994 and 1993 and balance sheet data as of May 31, 1997, 1996, 1995, 1994 and 1993 as set forth below have been derived from the audited financial statements of the Company and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Description of Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    Year Ended
                                             ---------------------------------------------------------------
                                                                      May 31
                                             ---------------------------------------------------------------
                                               1997        1996      1995(2)(3)      1994(4)        1993(5)
                                             --------    --------    --------       --------       --------
                                                    (IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
(1)
Net Revenues                                 $ 52,963    $ 49,163    $ 38,430       $ 29,694       $ 23,428
Income from Operations                          3,180       1,832       1,251            576            118
Other Income (Expense)                           (159)       (120)        (21)            67            130
Merger Transaction Costs                       (2,808)         __          __             __             __
Income (Loss) from Continuing Operations          126       1,143         758            358            135
Income (Loss) from Discontinued Operations       --          --          --             (711)          (359)
Gain (Loss) on Disposal of Discontinued          --          --            30         (1,168)          --
Operations
Cumulative Effect of Change in Accounting        --          --            24(6)          65(7)        --
Principle
Net Income (Loss)                                 126    $  1,143    $    812       $ (1,456)      $   (224)
Income Per Share
Income (Loss) from Continuing Operations     $    .03    $   0.27    $   0.19       $   0.10       $   0.04
Income (Loss) from Discontinued Operation        --          --          --            (0.19)         (0.10)
Gain (Loss) on Disposal of Discontinued          --          --          0.01          (0.32)          --
Operations
Cumulative Effect of Change in Accounting        --          --          0.01           0.02           --
Principle
Net Income                                   $    .03    $   0.28    $   0.22       $  (0.41)      $  (0.06)

Shares Used in Computing Per Share              4,217       4,212       3,989          3,705          3,802
Amounts
BALANCE SHEET DATA: (1)
Cash and Cash Equivalents                    $    139    $  1,882    $  1,497       $  1,069       $  2,334
Working Capital                                 9,545       9,415       6,774          5,525          6,650
Total Assets                                   20,360      19,369      16,798         14,196         13,436
Total  Long-Term Obligations                    2,945       3,604       2,156            832            115
Redeemable Preferred Stock                       --           341         683           --             --
Shareholders' Equity                           13,071      12,045      10,622          9,577         11,201
Current Ratio                                    3.23        3.79        3.03           2.46           4.14

Cash Dividend Declared Per Common Share      $   --      $   --      $   --         $   --         $   --

(1) In August 1996, STAR acquired AMSERV HEALTHCARE SERVICES, INC. ("Amserv") in a transaction accounted for as a pooling-of-interests, accordingly, all periods presented have been restated to include the accounts and operations of Amserv for the periods prior to the acquisition.

(2) In May 1995, STAR acquired certain assets of Long Island Nursing Registry, Inc. in a transaction accounted for as a purchase.

(3) In June 1994, STAR acquired certain assets of North Central Personnel, Inc. in a transaction accounted for as a purchase.

(4) In November 1993, STAR acquired certain assets of DSI Health Care Services, Inc. in a transaction accounted for as a purchase.

(5) In August 1992, STAR acquired certain assets of Unity Care Services, Inc.-New York Medicaid Operations in a transaction accounted for as a purchase.

(6) Effective July 1994, STAR adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See Note 3 of STAR's Notes to Consolidated Financial Statements.

(7) Effective June 1, 1993, STAR adopted SFAS No. 109, "Accounting for Income Taxes." See Note 9 of STAR's Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATION
        ------------

           The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

           This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

RESULTS OF OPERATIONS

           On August 23, 1996, the Company completed a merger (the "Amserv Merger"), accounted for as a pooling of interests, with AMSERV HEALTHCARE, INC. ("Amserv"), a health care service company that provides home care services, including personal care, such as assistance with the activities of daily living (e.g., eating, walking and grooming), and skilled nursing services, such as wound care and assistance with medications, injections and patient education, in New Jersey and Ohio. In accordance with the terms of the Amserv Merger, each share of common stock of Amserv, outstanding immediately prior to consummation of the Amserv Merger, was converted into .4090 shares of common stock of STAR. A total of 1,410,731 shares of STAR Common Stock were issued upon consummation of the Amserv Merger. The Company also assumed all outstanding options and other rights to acquire Amserv stock. The following results of combined operations include the operations of both the Company and Amserv.

Year Ended May 31, 1997 Compared to Year Ended May 31, 1996

           Net revenues increased $3,800,331 or 8% to 52, 963,265 for the fiscal year ended May 31, 1997 over net revenues of $49,162,934 for the fiscal year ended May 31, 1996. The increase was due to a general upward trend in the Home Care business. Net revenues from Home Care increased by $4,125,254 or 9% while net revenues from Hospital Staffing decreased by 324,923 or 3%. The Company's decreased revenues from Hospital Staffing resulted from a general decline in demand for these services.

           The Company's decided shift towards Home Care mirrors a changing social and economic attitude toward the de-institutionalization of patients. Due to the long hospital stays of some terminally ill patients and the greater costs associated with institutional treatment plans, the Company believes that the industry (i.e., hospitals, insurance companies and home care agencies) trend is to find ways to care for patients in the home. The Company continues to devote its resources toward the growth in Home Care and believes this upward trend will continue in the future. Home Care revenues represented approximately 98% of 1997 net revenues and Hospital Staffing represented approximately 2% of 1997 net revenues.

           Gross profit margin percentages for the fiscal years ended May 31, 1997 and 1996 were 35%.

           Selling, General and Administrative expenses ("SG&A") as a percentage of net revenues 28% in 1997 as compared with 30% in 1996. Such decrease is principally attributable to the increase revenues from Home Care, being absorbed by existing back office overhead.

           Income from operations increased by $1,347,666 or 74% to $3,179,953 for the fiscal year ended May 31, 1997 over $1,832,287 for the fiscal year ended May 31, 1996. Such increase is primarily attributable to increased revenues and stabilization of costs, mainly back office overhead.

           The Company incurred a one-time charge of $2,808,224 for acquisition costs, legal fees and restructuring expenses associated with the Amserv Merger, which contributed to a net income for the fiscal year ended May 31, 1997 of $125,619 compared to net income of $1,143,259 for the fiscal year ended May 31, 1996.

           The Company's effective tax rate for 1997 was 41% as compared to 33% in 1996. The increase in effective tax rate is due to the reversal of valuation allowances or deferred tax assets in 1996 that reduced the Company's effective tax rate in 1996 below statutory rates.

Year Ended May 31, 1996 Compared to Year Ended May 31, 1995

           Net revenues increased $10,732,899 or 28% to $49,162,934 for the fiscal year ended May 31, 1996 over net revenues of $38,430,035 for the fiscal year ended May 31, 1995. Approximately 53% of the increase was due to the acquisition of certain assets of Long Island Nursing Registry ("LINR") (see Note 2 to the Consolidated Financial Statements included elsewhere in this report). LINR was exclusively involved in the business of providing Home Care. The remainder of the increase was due to a general upward trend in Home Care. Net revenues from Home Care increased by $11,152,404 or 30% while net revenues from Hospital Staffing decreased by $419,505 or 25%.

           The Company's decreased revenues from temporary health care personnel recruiting to hospitals and nursing homes ("Hospital Staffing") resulted from a general decline in demand for these services.

           Home Care revenues represented approximately 97% of 1996 net revenues and Hospital Staffing represented approximately 3% of 1996 net revenues.

           Gross profit margin percentages for the fiscal years ended May 31, 1996 and 1995 were 35%.

           SG&A as a percentage of net revenues were 30% in both 1996 and 1995.

           Net income increased by $331,238 or 41% to $1,143,259 for the fiscal year ended May 31, 1996 over net income of $812,021 for the fiscal year ended May 31, 1995. The increase occurred primarily because of the increased revenues from Home Care.

           The Company's effective tax rate for 1996 was 33% as compared to 38% in 1995. The decrease in the effective tax rate is due to the reversal of the valuation allowance that fully reversed net deferred tax assets at May 31, 1995 that is now judged more likely than not to be realized.

Year Ended May 31, 1995 Compared to Year ended May 31, 1994

           Net revenues increased $8,735,857 or 29% to $38,430,035 for the fiscal year ended May 31, 1995 over net revenues of $29,694,178 for the fiscal year ended May 31, 1994. Approximately 20% of the increase was due to a full year of operations of the Company's North Central division, which was acquired in June 1994. (See Note 2 to the Supplemental Consolidated Financial Statements included elsewhere in this report). Approximately 20% of the increase was due to the acquisition of certain assets of DSI Health Care Services in November 1993. (See Note 2 to the Consolidated Financial Statements included elsewhere in this report). The remaining increase was due to a general upward trend in the Home Care business which required the opening of new locations which were in operation for all of fiscal 1995 and 1994. Net revenues from Home Care increased $9,923,240 or 37% while net revenues from Hospital Staffing decreased by $1,187,383 or 41%.

           The Company's decreased revenues from Hospital Staffing resulted from a general decline in demand for these services.

           Home Care revenues represented approximately 96% of 1996 net revenues and Hospital Staffing represented approximately 4% of 1995 net revenues.

           The Gross profit margin percentage for each of the fiscal years ended May 31, 1995 and 1994 was 35%.

           SG&A as a percentage of net revenues was 30% in both 1995 and 1994.

           Income from continuing operations increased by $400,490 or 112% to $758,036 for the fiscal year ended May 31, 1995 over income from continuing operations of $357,546 for the fiscal year ended May 31, 1994. The increase occurred primarily because of the increased revenues from Home Care.

           During fiscal 1994, the Company discontinued operation of its temporary nursing services for hospital staffing business and recorded a loss from discontinued operations of $710,636 and an after-tax loss on the anticipated disposal of discontinued operations of $1,167,949. During fiscal 1995, the temporary nursing services for hospital staffing business was sold and after recognizing the 1994 writedown, an after-tax gain of $30,302 was recognized. The 1995 gain resulted from the difference between the actual and estimated loss on the disposal. See Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this report for additional details.

           The Company's effective tax rate for 1995 was 38% as compared to 44% in 1994. The decrease in the effective tax rate is due to the result of the tax benefit from measuring cumulative temporary differences in connection with the disposal of the temporary nursing services business which reversed in fiscal 1995, and growth of the Company's business in Florida which has a lower rate than New York, as well as the use of certain federal tax credits.

LIQUIDITY AND CAPITAL RESOURCES

           As of May 31, 1997, cash and cash equivalents were $139,400 as compared with $1,881,979 at May 31, 1996. The decrease is attributable to the Company's repayment of a portion of its revolving credit line, redemption of Class B preferred shares and significant purchases of property and equipment.

           The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. At May 31, 1997 and May 31, 1996, the Company's accounts receivable balances were $11,260,446 and 9,611,169, respectively, representing 21% and 22% of the Company's net revenues for each of the respective years then ended. Accounts receivable represent a substantial portion of current and total assets at May 31, 1997 and May 31, 1996. During fiscal 1997 and 1996, accounts receivable turnover was approximately 71 days .

           Borrowings under the Company's revolving line of credit decreased $658,000 during the year ended May 31, 1997. The Company currently has available a revolving credit line with a bank which allows for maximum borrowings of $8,000,000. This revolving credit line expires on October 31, 1998 and is subject to renewal. However, as the Company's business expands, additional financing may be required. Outstanding borrowings under the revolving credit line at May 31, 1997 were $2,622,000 as compared to $3,280,000 at May 31, 1996.

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

           On January 3, 1997, the Company entered into an Agreement and Plan of Merger (the"Merger Agreement"), as amended on April 6, 1997, to acquire Extended Family Care Corporation ("EFCC"), a health care service company which provides home care services in New Jersey, New York and Pennsylvania. In accordance with the Merger Agreement, subject to the vote on and appointment of the Merger Agreement, each share of Common Stock of EFCC outstanding immediately prior to the consummation of the Merger will be converted into approximately .0287 shares of Common Stock of the Company. In addition, the Company will pay $.0638 per share (rounded to the nearest ten thousandth of a share) of Common Stock of EFCC outstanding immediately prior to the Merger (assuming 37,600,000 shares of EFCC common stock are outstanding immediately prior to effectiveness of the merger).

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

INFLATION AND SEASONALITY

           The rate of inflation was insignificant during the year ended May 31, 1997. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

           The Company's business is not seasonal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

           The  Financial   Statements  of  the  Company  identified  below  are
contained in this Report on the pages indicated:

                         STAR MULTI CARE SERVICES, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report  of  Holtz  Rubenstein  &  Co.,  LLP,   Independent                   F-2
   Certified Public Accountants

Report of Ernst & Young LLP, Independent Certified Public Accountants        F-3

Consolidated balance sheets as of May 31, 1997 and 1996                      F-4

Consolidated statements of income for the three years ended May 31, 1997     F-5

Consolidated statement of shareholders' equity                               F-6
   for the three years ended May 31, 1997

Consolidated statements of cash flows for the three years ended
   May 31, 1997                                                              F-7

Notes to consolidated financial statements                            F-8 - F-20

                          Independent Auditors' Report



Board of Directors and Stockholders
Star Multi Care Services, Inc.
Hicksville, New York

We have audited the accompanying balance sheets of Star Multi Care Services, Inc. as of May 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AMSERV HEALTHCARE, INC., which statements reflect total assets constituting 34% in 1996, and total revenues constituting 26% in 1996 and 30% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for AMSERV HEALTHCARE, INC., is based solely on the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Multi Care Services, Inc. at May 31,
1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.




                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP
                                                 -------------------------------
                                                 HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
July 18, 1997

               Report of Ernest & Young LLP, Independent Auditors


The Board of Directors and Shareholders AMSERV HEALTHCARE INC.

We have audited the accompanying consolidated balance sheets of AMSERV HEALTHCARE INC. as of May 31, 1996 and June 24, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from June 25, 1995 to May 31, 1996 and the year ended June 24, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of AMSERV HEALTHCARE, INC. for the year ended June 30, 1994, were audited by other auditors whose report dated October 7, 1994, expressed an unqualified opinion on those statements.

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

In our opinion, the May 31, 1996 and June 24, 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMSERV HEALTHCARE INC. at May 31, 1996 and June 24, 1995, and the consolidated results of its operations and its cash flows for the period from June 25, 1995 to May 31, 1996 and for the year ended June 24, 1995, in conformity with generally accepted accounting principles.



                                                   /s/   ERNST & YOUNG LLP
                                                       ERNST & YOUNG LLP

San Diego, California
August 8, 1996
except for Note 6 and 13, as to which the date is August 23, 1996

                         STAR MULTI CARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             May 31,
                                                                   ----------------------------
                                                                       1997            1996
                                                                   ------------    ------------
           ASSETS
           ------
CURRENT ASSETS:
   Cash and cash equivalents                                       $    139,400    $  1,881,979
   Short-term investments (Note 3)                                         --           100,000
   Accounts receivable, net of allowance for doubtful
         accounts of $650,000 and $808,000 at May 31,
         1997 and 1996, respectively (Note 15)                       11,260,466       9,611,169
   Prepaid expenses and other current assets (Notes 4 and 21)         1,406,328         800,665
      Income taxes receivable                                            73,738            --
      Deferred income taxes (Note 10)                                   950,015         400,015
                                                                   ------------    ------------
        Total current assets                                         13,829,947      12,793,828
PROPERTY AND EQUIPMENT, net (Note 5)                                  1,200,018         766,480
NOTES RECEIVABLE FROM OFFICER (Note 13)                                  93,353         100,517
INTANGIBLE ASSETS, net (Note 6)                                       4,954,334       5,197,778
OTHER ASSETS                                                            222,805         510,487
                                                                   ------------    ------------
                                                                   $ 20,300,457    $ 19,369,090
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
   Accrued payroll and related expenses                            $  3,017,009    $  1,608,480
   Accounts payable                                                     958,312       1,022,165
   Accrued expenses                                                     184,293         229,319
   Net liabilities of discontinued operations (Note 8)                     --            98,081
   Income taxes payable (Note 10)                                          --           295,647
   Current maturities of long-term debt                                 125,000         125,000
                                                                   ------------    ------------
        Total current liabilities                                     4,284,614       3,378,692
                                                                   ------------    ------------
LONG-TERM LIABILITIES:
   Revolving credit line (Note 7)                                     2,622,000       3,280,000
   Long-term debt                                                       125,000         250,000
   Deferred income taxes (Note 10)                                         --            39,909
   Other long-term liabilities                                          197,795          33,970
                                                                   ------------    ------------
        Total long-term liabilities                                   2,944,795       3,603,879
                                                                   ------------    ------------
REDEEMABLE PREFERRED STOCK (Note 9)                                        --           341,436
                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCY (Notes 7, 16 and 17)
   SHAREHOLDERS' EQUITY:  (Notes 2, 11, 12, and 13)
   Preferred stock, $1.00 par value, 5,000,000 shares authorized           --              --
   Common stock, $.001 par value, 10,000,000 shares authorized;
      4,214,335 and 3,820,358 shares issued, respectively                 4,214           3,820
   Additional paid-in capital                                        15,431,833      13,288,607
   Subscription receivable                                             (397,782)       (397,782)
   Unrealized (loss) on short-term investments                             --            (6,000)
   Deficit                                                           (1,688,295)       (564,640)
Treasury stock, 137,500 common shares
      at May 31, 1997 and 1996                                         (278,922)       (278,922)
                                                                   ------------    ------------
        Total shareholders' equity                                   13,071,048      12,045,083
                                                                   ------------    ------------
                                                                   $ 20,300,457    $ 19,369,090
                                                                   ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Years Ended
                                                                    May 31,
                                                  --------------------------------------------
                                                      1997            1996            1995
                                                  ------------    ------------    ------------
REVENUES, net (Note 15)                           $ 52,963,265    $ 49,162,934    $ 38,430,035
                                                  ------------    ------------    ------------
OPERATING EXPENSES (Notes 13, 17 and 18)
   Costs of revenues                                34,532,140      31,943,356      24,854,524
   Selling, general and administrative              14,594,798      14,634,533      11,569,405
   Depreciation and amortization                       656,374         752,758         755,449
                                                  ------------    ------------    ------------
                                                    49,783,312      47,330,647      37,179,378
                                                  ------------    ------------    ------------


   OPERATING INCOME                                  3,179,953       1,832,287       1,250,657
   INTEREST EXPENSE, net                              (159,110)       (120,184)        (20,583)
MERGER TRANSACTION COSTS                            (2,808,224)           --              --
                                                  ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                   212,619       1,712,103       1,230,074
PROVISION FOR INCOME TAXES (Note 10)                    87,000         568,844         472,038
                                                  ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS                      125,619       1,143,259         758,036
DISCONTINUED OPERATIONS:  (Note 8)
   Gain on disposal of discontinued operatio
      net of income taxes of $168,211 in 199              --              --            30,302
                                                  ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                      125,619       1,143,259         788,338

   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (Note 3)                          --              --            23,683
                                                  ------------    ------------    ------------
NET INCOME                                        $    125,619    $  1,143,259    $    812,021
                                                  ============    ============    ============
NET INCOME PER COMMON SHARE:
   Primary:
      Income from continuing operations           $        .03    $        .27    $        .19
      Gain on disposal of discontinued
        operations                                        --              --               .01
      Cumulative effect of change in
        accounting principle                              --              --               .01
                                                  ------------    ------------    ------------
        Net income                                $        .03    $        .27    $        .21
                                                  ============    ============    ============
   Assuming full dilution:
      Income from continuing operations           $        .03    $        .27    $        .19
      Gain on disposal of discontinued
        operations                                        --              --               .01
      Cumulative effect of change in
        accounting principle                              --              --               .01
                                                  ------------    ------------    ------------
           Net income                             $        .03    $        .27    $        .21
                                                  ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
      Primary                                        4,205,547       4,196,843       3,961,572
                                                  ============    ============    ============
      Assuming full dilution                         4,216,985       4,212,078       3,988,510
                                                  ============    ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

TABLE 1 OF 3

                                                                      Common Stock
                                                               ---------------------------   Additional
                                                                                  Par         Paid-in       Subscription
                                                                  Shares         Value         Capital       Receivable
                                                               ------------   ------------   ------------   ------------
Balance, May 31, 1994, as previously reported                     2,167,500   $      2,168   $  4,841,790   $       --

Pooling of interest with Amserv Healthcare, Inc. (Note 2)         1,204,311          1,204      6,107,556           --
                                                               ------------   ------------   ------------   ------------

Balance, May 31, 1994, as adjusted                                3,371,811          3,372     10,949,346           --

Purchase of treasury stock                                             --             --             --             --
Exercise of stock options                                            19,000             19         36,145           --
Exercise of stock options on pooled company
   including income tax benefit                                      84,892             85        416,018       (198,440)
Stock dividend                                                      128,347            128        481,173           --
Cumulative effect of change in accounting principle (Note 3)           --             --             --             --
Change in unrealized loss on short-term investments                    --             --             --             --
Net income                                                             --             --             --             --
                                                               ------------   ------------   ------------   ------------

Balance, May 31, 1995                                             3,604,050          3,604     11,882,682       (198,440)

Adjustment to conform fiscal year of
   AMSERV Healthcare, Inc. (Note 2)                                    --             --             --             --
Exercise of stock options                                            17,287             17         40,611           --
Exercise of stock options on pooled company
   including income tax benefit                                      62,931             63        293,741       (199,342)
Stock dividend                                                      136,090            136      1,071,573           --
Change in unrealized loss on short-term investments                    --             --             --             --
Net income                                                             --             --             --             --
                                                               ------------   ------------   ------------   ------------

Balance, May 31, 1996                                             3,820,358          3,820     13,288,607       (397,782)

Shares issued under Employee Stock Purchase Plan                     12,119             12         72,702           --
Exercise of stock options including income tax benefit              184,837            185        767,447           --
Issuance of stock for services                                        8,451              8         53,992           --
Stock dividend                                                      188,570            189      1,249,085           --
Change in unrealized loss on short-term investments                    --             --             --             --
Net income                                                             --             --             --             --
                                                               ------------   ------------   ------------   ------------

Balance, May 31, 1997                                             4,214,335   $      4,214   $ 15,431,833   $   (397,782)
                                                               ============   ============   ============   ============



TABLE 2 OF 3

                                                                Unrealized       Retained            Treasury Stock
                                                                (Loss) on        Earnings      ---------------------------
                                                                Investments      (Deficit)        Shares         Value
                                                               ------------    ------------    ------------   ------------
Balance, May 31, 1994, as previously reported                  $       --      $    657,618         135,000   $   (272,985)

Pooling of interest with Amserv Healthcare, Inc. (Note 2)              --        (1,760,790)           --             --
                                                               ------------    ------------    ------------   ------------

Balance, May 31, 1994, as adjusted                                     --        (1,103,172)        135,000       (272,985)

Purchase of treasury stock                                             --              --             2,500         (5,937)
Exercise of stock options                                              --              --              --             --
Exercise of stock options on pooled company
   including income tax benefit                                        --              --              --             --
Stock dividend                                                         --          (481,301)           --             --
Cumulative effect of change in accounting principle (Note 3)        (23,683)           --              --             --
Change in unrealized loss on short-term investments                   9,119            --              --             --
Net income                                                             --           812,021            --             --
                                                               ------------    ------------    ------------   ------------

Balance, May 31, 1995                                               (14,564)       (772,452)        137,500       (278,922)

Adjustment to conform fiscal year of
   AMSERV Healthcare, Inc. (Note 2)                                    --           136,262            --             --
Exercise of stock options                                              --              --              --             --
Exercise of stock options on pooled company
   including income tax benefit                                        --              --              --             --
Stock dividend                                                         --        (1,071,709)           --             --
Change in unrealized loss on short-term investments                   8,564            --              --             --
Net income                                                             --         1,143,259            --             --
                                                               ------------    ------------    ------------   ------------

Balance, May 31, 1996                                                (6,000)       (564,640)        137,500       (278,922)

Shares issued under Employee Stock Purchase Plan                       --              --              --             --
Exercise of stock options including income tax benefit                 --              --              --             --
Issuance of stock for services                                         --              --              --             --
Stock dividend                                                         --        (1,249,274)           --             --
Change in unrealized loss on short-term investments                   6,000            --              --             --
Net income                                                             --           125,619            --             --
                                                               ------------    ------------    ------------   ------------

Balance, May 31, 1997                                          $       --      $ (1,688,295)        137,500   $   (278,922)
                                                               ============    ============    ============   ============


TABLE 3 OF 3

                                                                 Total
                                                              Shareholders'
                                                                 Equity
                                                              ------------

Balance, May 31, 1994, as previously reported                 $  5,228,591

Pooling of interest with Amserv Healthcare, Inc. (Note 2)        4,347,970
                                                              ------------

Balance, May 31, 1994, as adjusted                               9,576,561

Purchase of treasury stock                                          (5,937)
Exercise of stock options                                           36,164
Exercise of stock options on pooled company
   including income tax benefit                                    217,663
Stock dividend                                                        --
Cumulative effect of change in accounting principle (Note 3)       (23,683)
Change in unrealized loss on short-term investments                  9,119
Net income                                                          12,021
                                                              ------------

Balance, May 31, 1995                                           10,621,908

Adjustment to conform fiscal year of
   AMSERV Healthcare, Inc. (Note 2)                                136,262
Exercise of stock options                                           40,628
Exercise of stock options on pooled company
   including income tax benefit                                     94,462
Stock dividend                                                        --
Change in unrealized loss on short-term investments                  8,564
Net income                                                       1,143,259
                                                              ------------

Balance, May 31, 1996                                           12,045,083

Shares issued under Employee Stock Purchase Plan                    72,714
Exercise of stock options including income tax benefit             767,632
Issuance of stock for services                                      54,000
Stock dividend                                                        --
Change in unrealized loss on short-term investments                  6,000
Net income                                                         125,619
                                                              ------------

Balance, May 31, 1997                                         $ 13,071,048
                                                              ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended
                                                                                        May 31,
                                                                      -----------------------------------------
                                                                          1997           1996           1995
                                                                      -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                         $   125,619    $ 1,143,259    $   812,021
                                                                      -----------    -----------    -----------
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Provision for doubtful accounts                                   479,640        511,736        196,309
        Depreciation and amortization                                     656,374        722,609        755,449
        Deferred income taxes                                            (589,909)      (200,106)       (12,765)
        AMSERV fiscal year conversion                                        --          136,262           --
        Loss on disposal of equipment                                        --             --           47,286
        Gain on disposal of discontinued operations                          --             --          (30,302)
        Cumulative effect of change in accounting principles                 --             --          (23,683)
        Changes in operating assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                                       (2,128,937)    (3,406,998)      (357,874)
             Prepaid expenses and other assets                           (263,981)      (584,290)       122,811
             Income tax receivable                                        (73,738)          --             --
             Valuation allowance                                             --          (16,902)          --
           Increase (decrease) in liabilities:
             Accounts payable and accrued payroll and expenses          1,299,650        257,250        369,760
             Income taxes payable                                        (295,647)        (4,793)       104,903
             Other liabilities                                            163,825        (14,544)       238,812
                                                                      -----------    -----------    -----------
        Total adjustments                                                (752,723)    (2,599,776)     1,410,706
                                                                      -----------    -----------    -----------
        Net cash (used in) provided by operating activities              (627,104)    (1,456,517)     2,222,727
                                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                        --         (992,999)    (1,586,285)
   Proceeds from sale of short-term investments                           106,000      2,310,486        880,000
   Purchase of intangibles                                               (179,763)       (82,403)       (14,829)
   Repayment on note receivable from officer                                7,164          9,200         15,506
   Purchase of property and equipment                                    (666,705)      (307,547)      (398,332)
   Business acquisitions                                                     --             --       (1,215,770)
   Payment of costs related to discontinued operations                    (98,081)      (293,689)      (508,587)
   Proceeds from sale of discontinued operations                             --             --          813,941
   Cash received on notes receivable                                         --             --           50,411
   Proceeds from sale of property and equipment                              --             --           31,851
   Payment of earnout advance                                                --             --         (500,000)
                                                                      -----------    -----------    -----------
        Net cash (used in) provided by investing activities              (831,385)       643,048     (2,432,094)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) proceeds from revolving credit line                    (658,000)     1,530,000        800,000
   Repayment of long-term debt                                           (125,000)      (125,000)      (166,666)
   Proceeds from the issuance of stock under option plans                 840,346        135,090        253,827
   Redemption of preferred shares                                        (341,436)      (341,434)      (170,718)
   Repayment of note payable                                                 --             --          (73,349)
   Purchase of treasury stock                                                --             --           (5,937)
                                                                      -----------    -----------    -----------
        Net cash (used in) provided by financing activities              (284,090)     1,198,656        637,157
                                                                      -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                (1,742,579)       385,187        427,790
CASH AND CASH EQUIVALENTS, beginning of year                            1,881,979      1,496,792      1,069,002
                                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                $   139,400    $ 1,881,979    $ 1,496,792
                                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                                  $   604,000    $   858,932    $   526,784
                                                                      ===========    ===========    ===========
   Interest paid                                                      $   235,000    $   280,000    $   117,289
                                                                      ===========    ===========    ===========

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED MAY 31, 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        a.   Nature of operations

             The Company is principally engaged in providing temporary health care personnel, including registered nurses, licensed practical nurses, certified home health aides, nurses' aides and respiratory therapists to hospitals, nursing homes, extended care facilities and in-home patients in Florida, Ohio, New Jersey, upstate New York and the New York City metropolitan area.

        b.   Principles of consolidation

             The consolidated financial statements include the accounts of Star Multi Care Services, Inc. and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated.

        c.   Revenue recognition and allowance for doubtful accounts

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

             Under Medicare, Medicaid and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and patient payments are recorded as contractual adjustments and deducted from revenues.

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

        d.   Investments in debt and equity securities

             The Company has classified its investment securities as available-for-sale and has recorded unrealized holding gains and losses as a separate component of stockholders' equity. The cumulative effect of the change in accounting principle resulted in an after-tax increase to income for unrealized losses of $23,683 at June 1, 1994.

        e.   Property and equipment

             Property and equipment are recorded at cost. The carrying amount of assets and related accumulated depreciation and amortization are removed from the accounts when such assets are disposed of, and the resulting gain or loss is included in operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the improvements.

        f.   Intangible assets

             Intangible assets are stated at acquisition cost and are being amortized on a straight-line basis over their estimated useful lives.

        g.   Cash equivalents

             For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

        h.   Income taxes

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

        i.   Stock-based compensation

             The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

        j.   Net income per share

             Net income per share has been computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represents the dilutive effect of the assumed exercise of certain outstanding options and warrants.

        k.   Derivative financial instruments

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

        l.   Use of estimates

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

        m.   Impairment accounting

             In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The adoption of SFAS No. 121 had no material impact on the Company's financial position or results of operations.

        n.   New standards

             In February 1997, the FASB issued Statement 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously used and makes them comparable to international standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company does not believe that the adoption of this Statement will have a material effect to its financial statements.

        o.   Reclassifications

             Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 1997.

2.      MERGERS AND ACQUISITIONS:

        a.   Merger

             On August 23, 1996, pursuant to an agreement and plan of merger (the "Agreement"), AMSERV Healthcare, Inc. ("AMSERV") was merged with and into the Company. Under terms of the Agreement, each share of AMSERV common stock was exchanged for .4090 shares of the Company's common stock. The Company also assumed the obligations under all outstanding options and other rights to acquire AMSERV stock. Approximately 1,411,000 shares of the Company's common stock were exchanged for all of the outstanding stock of AMSERV. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of AMSERV for all periods prior to the merger.

             AMSERV changed its year end to May 31 for fiscal 1996 and utilized a 52/53 week fiscal year end for fiscal 1995. AMSERV's statements of operations for the year ended June 24, 1995 has been combined with Star's statements of operations for the fiscal year ended May 31, 1995. In order to conform AMSERV's year end to Star's fiscal year end, the consolidated statement of operation for fiscal year 1996 includes four weeks (June 1, 1995 to June 24, 1995) for AMSERV which are also included in the consolidated statement of operation for fiscal year ended 1995. Accordingly, an adjustment has been made in fiscal 1996 to retained earnings for the duplication of net loss of ($136,262) for such four week period. Other results of operations for such four week period of AMSERV include net revenues of $1,411,000, depreciation and amortization of $30,149, loss before taxes of ($199,624) and income tax benefit of $63,362.

             Separate approximated net revenues and net income amounts of the merged entities for the period prior to the merger are as follows:

                                                 Two Months
                                                    Ended           Year Ended
                                                July 31, 1996      May 31, 1996
                                                 ------------     --------------
        Net revenues:
           Star Multi Care Services, Inc.        $  6,183,000     $   36,339,000
           AMSERV HEALTHCARE, INC.                  2,363,000         12,823,000
                                                 ------------     --------------

                                                 $  8,546,000     $   49,162,000
                                                 ============     ==============
        Net income:
           Star Multi Care Services, Inc.        $     90,000     $    1,046,000
           AMSERV HEALTHCARE, INC.                     61,000             97,000
                                                 ------------     --------------

                                                 $    151,000     $    1,143,000
                                                 ============     ==============

        b.   Acquisitions

             In May 1995, the Company acquired certain assets of Long Island Nursing Registry, Inc. ("LINR") for approximately $1,716,000, including acquisition costs of approximately $100,000. The assets purchased consisted of customers and patient lists of $1,156,000, nurses lists of $250,000, covenant not-to-compete of $150,000, furniture and office equipment of $25,000 and goodwill of $35,000.

             In June 1994, the Company acquired substantially all the assets and property of North Central Personnel, Inc. ("North Central"). The acquisition had an initial purchase price of $1,553,835. The Company paid $553,835 of the purchase price with cash, and the balance of $1,000,000 was financed by a promissory note payable to the seller. The final purchase price was contingent on an earnout, of which $500,000 was earned in 1995, $100,000 was earned in 1996 and the final payment of $100,000 was earned in 1997. The excess of the purchase price over the valuation of tangible assets was assigned to goodwill ($1,147,000) and a non-competition agreement ($25,000).

             The above acquisitions have been accounted for utilizing purchase accounting principles. Accordingly, the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

3.      SHORT-TERM INVESTMENTS:

        Short-term investments are recorded at estimated fair market values. The following table summarizes available-for-sale securities:
                                                  May 31, 1996
                               -------------------------------------------------
                                                     Gross           Estimated
                                                  Unrealized           Fair
                                    Cost            Losses             Value
                               -------------      ------------     -------------
        Common stock           $     110,000      $     10,000     $     100,000
                               =============      ============     =============

        As a result of the adoption of SFAS No. 115 during the year ended May 31, 1995, the Company records net unrealized holding gains and losses, net of income tax effects, as a separate component of shareholders' equity. Previously, unrealized losses had been charged to operations. The cumulative effect of this change in accounting principle resulted in an after-tax adjustment to earnings of $23,683 at June 1, 1994.

        A net realized loss of $10,098 was recognized in the year ended May 31, 1996. A net realized gain of $2,413 was recognized in the year ended May 31, 1995.

4.      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

        Prepaid expenses and other current assets consists of the following:

                                                           May 31,
                                                  -----------------------
                                                      1997         1996
                                                  ----------   ----------

        Prepaid insurance                         $  330,809   $  156,998
        Deferred acquisition costs                   514,086      254,625
        Other                                        561,433      389,042
                                                  ----------   ----------

                                                  $1,406,328   $  800,665
                                                  ==========   ==========

5.      PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following:
                                                         May 31,
                                                  -----------------------
                                                     1997         1996
                                                  ----------   ----------

        Furniture and fixtures                    $  592,270   $  533,882
        Computer equipment                         1,363,230      741,615
        Leasehold improvements                        57,691       57,665
        Other                                        130,338      140,136
                                                  ----------   ----------
                                                   2,143,529    1,473,298
        Less accumulated depreciation                943,511      706,818
                                                  ----------   ----------

                                                  $1,200,018   $  766,480
                                                  ==========   ==========

6.      Intangible Assets:

        Intangible assets are as follows:
                                        Amortization            May 31,
                                           Period         1997           1996
                                         ----------    ----------     ----------
         Goodwill                          25 - 37     $2,942,000     $2,989,000
         Customer contracts                11 - 15      2,225,000      2,225,000
         Covenants not-to-compete          2 - 8          385,000      1,100,000
         Nurses' list                      9 - 15         703,000        703,000
         Other                             2 - 10         135,000        127,000
                                                       ----------     ----------
                                                        6,390,000      7,144,000
         Less accumulated amortization                  1,436,000      1,946,000
                                                       ----------     ----------
                                                       $4,954,000     $5,198,000
                                                       ==========     ==========

7.      REVOLVING CREDIT LINE:

        The Company has a $8.0 million line of credit with a bank which bears interest at 1/4% above the bank's prime lending rate (8 1/2% at May 31, 1997) and matures on October 31, 1998, at which time it may be converted into a three year term loan which will bear interest at 1/2% above the bank's prime lending rate. The facility requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, debt to equity and cash flow coverage. All loans under the line of credit are collateralized by all assets of the Company. The Company can borrow against the line to the extent of 80% of eligible accounts receivable.

        Under the line of credit agreement, the Company can from time to time borrow at a rate based on the bank's money market rate (5.69% at May 31, 1997) plus 2 3/4% for a period no less than three months. At May 31, 1997, $1,500,000 was at the money market rate and the remainder of the outstanding credit line of $1,122,000 was at prime plus 1/4%.

8.      DISCONTINUED OPERATIONS:

        On November 9, 1994, the Company sold substantially all of the fixed and intangible assets of its temporary nursing services for hospital staffing business for $814,000. The consolidated statements of operations for the year ended May 31, 1995, excludes sales and expenses for its temporary nursing services for hospital staffing business from captions applicable to continuing operations. Revenues from the discontinued operation during fiscal 1995 were $3,988,696.

9.      REDEEMABLE PREFERRED STOCK:

        In April 1995, the Company issued 426,794 shares of its voting Class A Redeemable Preferred Stock, which had a redemption value of $2.00 per share, in exchange for a promissory note payable in connection with the purchase of North Central and related accrued interest which totaled $853,588 on the date of the exchange. The preferred shares paid no dividends and could be redeemed at the option of the holder, in specified installments for cash. On May 29, 1995, 85,359 shares were redeemed for $170,718. On July 6, 1995, the remaining 341,435 Class A Redeemable Preferred Shares were exchanged for 260,141 Class B Redeemable preferred Shares, with a redemption price of $2.625 per share and an aggregate redemption value of $682,870. During fiscal 1996, 130,070 of the shares were redeemed for $341,434, and the remaining 130,071 shares have been redeemed in fiscal 1997 for $341,436.

10.     INCOME TAXES:

        The provision for income taxes from continuing operations consists of the following:

                                         Years Ended May 31,
                                -----------------------------------
                                   1997         1996         1995
                                ---------    ---------    ---------
           Current:
              Federal           $ 605,093    $ 551,758    $ 314,781
              State and local      71,816      217,192      170,022
                                ---------    ---------    ---------
                                  676,909      768,950      484,803
                                ---------    ---------    ---------
           Deferred:
              Federal            (431,641)    (197,498)      (8,765)
              State              (158,268)      (2,608)      (4,000)
                                ---------    ---------    ---------
                                 (589,909)    (200,106)     (12,765)
                                ---------    ---------    ---------

                                $  87,000    $ 568,844    $ 472,038
                                =========    =========    =========

        The components of the net deferred tax assets are as follows:

                                                        May 31,
                                                 ----------------------
                                                    1997         1996
                                                 ---------    ---------
        Deferred tax assets:
           Allowance for doubtful accounts       $ 209,715    $ 296,772
           Reserve for discontinued operations        --         35,099
           Accrued expenses                        714,127      111,811
           Tax credits                                --         71,973
           Net operating loss carryforward           8,756       11,440
           Other                                    17,417       19,313
                                                 ---------    ---------
                                                   950,015      546,408
                                                 ---------    ---------
        Deferred tax liabilities:
           Depreciation and amortization              --       (143,322)
           Prepaid expenses                           --        (42,980)
                                                 ---------    ---------
                                                      --       (186,302)
                                                 ---------    ---------

        Net deferred tax assets                  $ 950,015    $ 360,106
                                                 =========    =========

        A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                    Years Ended May 31,
                                            -----------------------------------
                                               1997         1996         1995
                                            ---------    ---------    ---------
Computed federal income tax at
   statutory rates                          $  72,290    $ 582,115    $ 419,035
State taxes, net of federal benefit            13,608      158,200      108,015
Items without tax benefit                      76,500      103,856       51,552
Adjustments to prior years' tax liability     (76,200)        --           --
Valuation allowance                              --       (335,764)     (77,687)
Other, net                                        802       60,437      (28,877)
                                            ---------    ---------    ---------

                                            $  87,000    $ 568,844    $ 472,038
                                            =========    =========    =========

11.     SHAREHOLDERS' EQUITY:

        a.  Preferred stock

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

        b.  Stock dividend

            On September 3, 1996, the Company's Board of Directors approved a stock dividend on November 4, 1996 for shareholders of record as of October 11, 1996. A total of 188,570 shares of common stock were issued in connection with the dividend.

        On December 5, 1995, the Company's Board of Directors approved a stock dividend payable on January 12, 1996 for shareholders of record as of December 22, 1995. A total of 136,090 shares of common stock were issued in connection with the dividend.

        On April 24, 1995, the Company's Board of Directors approved a stock dividend payable on May 30, 1995 for shareholders of record as of May 15, 1995. A total of 128,347 shares of common stock were issued in connection with the dividend.

        For all stock dividends, common stock has been adjusted for the par value of the shares issued. Additional paid-in capital and retained earnings have been adjusted for the difference between the fair market value and the par value of the shares.
            All references in the accompanying financial statements to the number of common shares and per share amounts for all periods presented have been restated to reflect the stock dividends.

12.     STOCK OPTION PLANS:

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended May 31, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts.

                                                           Years Ended
                                                             May 31,
                                                       --------------------
                                                       1997            1996
                                                       ----            ----

  Net income, as reported                           $ 125,619     $ 1,143,259
  Net income, pro forma                                92,541       1,093,197
  Primary earning per share, as reported                  .03             .27
  Primary earnings per share, pro forma                   .02             .26
  Fully diluted earnings per share, as reported           .03             .27
  Fully diluted earnings per share, pro forma             .02             .26

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended May 31, 1997 and 1996; expected volatility of 58%; risk free interest rate averaging 5.5%; and expected lives of 2 to 6 years.

        The Company has two stock option plans (the "Plans") as adopted and as adjusted for stock dividends. Participants may be granted either Incentive Stock Options or Non-Qualified Stock Options to purchase shares of common stock. The purpose of the Plans is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plans to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between November 1997 and May 2005.

        The incentive stock options may be granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options are authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.

        Information as to options granted is summarized as follows:

                                                              Exercise
                                             Shares             Price
                                             ------             -----
        Outstanding, May 31, 1994            845,648        $1.38 - $14.86
           Granted                            35,355
           Exercised                        (110,285)
           Canceled and expired              (48,421)
                                           ---------
        Outstanding, May 31, 1995            722,297        $1.38 - $14.86
           Granted                           103,217
           Canceled and expired              (18,861)
           Exercised                         (84,229)
                                           ---------
        Outstanding, May 31, 1996            722,424        $1.38 - $7.28
           Granted                            29,500
           Canceled and expired              (41,414)
           Exercised                        (184,837)
                                           ---------
        Outstanding, May 31, 1997            525,673        $1.38 - $6.55
                                           =========
        Exercisable                          513,766
                                           =========

        Shares reserved for future issuance at May 31, 1997 are comprised of the following:

        Shares issuable upon exercise of stock
           options under the plans                             699,458
        Shares issuable under the Company's
           employee stock purchase plan                        321,781
                                                             ---------
                                                             1,021,239
                                                             =========

        In November 1995, the Company adopted an Employee Stock Purchase Plan whereby certain employees can purchase shares of common stock at the lesser of 85% of fair market value of the stock at the beginning or end of the calendar year. Since inception of this Plan, a total of 12,119 shares were issued.

13.     RELATED PARTY TRANSACTIONS:

        a.  Notes receivable from officer

            Notes receivable from officer of $93,353 represents amounts loaned by the Company and/or subsidiaries of the Company to the Company's President. These notes bear interest at 6% and mature August 1, 1998. All interest has been paid through May 31, 1997.

        b.  Stock subscription receivable

            On April 20, 1995, the Company accepted a non-recourse promissory note from the former Chief Executive Officer of AMSERV, Eugene J. Mora, in the original principal amount of $198,440, bearing interest at a rate of 10% per annum and maturing in April 2000, and $1,100 in cash for the exercise of options for 44,990 shares of the Company's common stock. The promissory note is secured by 72,623 shares of the Company's common stock owned by Mr. Mora. On January 16, 1996, the promissory note was amended to become a recourse promissory note, secured by 44,990 shares of common stock owned by Mr. Mora, with interest at a rate of 5.73% per annum. Also on January 16, 1996, the Company accepted an additional recourse promissory note from Mr. Mora in the original principal amount of $199,342, bearing interest at a rate of 5.73% per annum and maturing in January 2001, and $1,105 in cash for the exercise of options for 45,194 shares of the Company's common stock.

        c.  Services

            A director provides accounting services to the Company for which he was compensated approximately $129,000 in 1997 and $100,000 in each of the years 1996 and 1995.

            A former director of AMSERV, provided certain legal services to the Company. The Company incurred legal fees with such firm of $7,027 and $114,208 for fiscal years 1996 and 1995, respectively.

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

        Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

        Long-Term Debt: The fair value of the Company's long-term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at May 31, 1997 and 1996 approximates its fair value.

15.     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS:

        Financial   instruments   which   potentially   expose  the  Company  to
concentrations of credit risk consist principally of trade accounts receivable and temporary cash investments.

        The Company provides temporary health care personnel to hospitals, nursing homes, extended care facilities and in-home patients in Florida, Ohio, New Jersey, upstate New York and the New York City metropolitan area. At May 31, 1997 and 1996, approximately 36% and 30%, respectively, of accounts receivable was due from Medicaid and approximately 9% and 8%, respectively, of accounts receivable was due from Medicare. Credit losses relating to customers historically have not been significant and within management's expectations.

        The Company places its temporary cash investments with high credit quality financial institutions.

16.     CONTINGENCIES:

        The Company is a defendant in a lawsuit filed on November 14, 1996 in San Diego Superior Court, by Eugene J. Mora the former President and CEO of AMSERV for alleged breach of contract. The suit asks for damages aggregating approximately $2,500,000. The Company has accrued approximately $1,670,000, included in "Accrued Payroll and Related Expenses," in connection with this matter. The amount accrued is based upon information which has been learned to date. As this case is in the early stages, additional information may be learned in the future, which would require the Company to modify this amount. Management does not believe that this matter will have a material adverse impact on the Company.

        In May 1997, the Company was advised that an audit of American Health Care Services, Inc., the Company's Medicare agency, by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services which had been forwarded to the Medicare intermediary assigned to administer Medicare payments in Florida had been referred to the Civil Division of the United States Attorney for the Southern District of Florida. The Company's Regulatory Counsel has been in contact with the Assistant United States Attorney assigned to the matter, but is unable to predict the ultimate costs, if any, that may be incurred by the Company. As such, no provision has been made in the accompanying financial statements. Regulatory Counsel has also advised the Company that it is likely the Company will have claims against third parties (i.e. subcontractors and licensed home health agencies) for a portion of any liability. Management anticipates that this matter will be satisfactorily resolved.

17.     COMMITMENTS:

        a.  Employment agreements

            The Company has an employment agreement, as amended, with an officer which expires in December 2000. The aggregate commitment for future salary, excluding bonuses, under the agreement is $929,000. The agreement also provides for increases based on increases in the consumer price index and certain bonuses based upon annual pretax income. The Company has an employment agreement with an employee that expires in May 1999. The aggregate commitment for future salary, excluding bonuses, is $235,000. The agreement also provides for certain bonuses based on the Company's annual pre-tax income. The aggregate minimum commitment for future salaries under the agreements is as follows:

                            Years Ending
                               May 31,

                                1998                      $     383,000
                                1999                            383,000
                                2000                            265,000
                                2001                            133,000
                                                          -------------
                                                           $  1,164,000

        b.  Leases

            The Company conducts its operations from leased office space under various operating leases which expire at various dates through 2002. Management expects that in the normal course of business these leases will be renewed or replaced by other leases.

        As of May 31, 1997 future net minimum rental payments under operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

               1998                      $    846,000
               1999                           639,000
               2000                           380,000
               2001                           288,000
               2002                           183,000
                                         ------------
                                         $  2,336,000
                                         ============

        Rental expenses for operating leases for fiscal years ended 1997, 1996 and 1995 were approximately $805,000, $731,000 and $519,000, respectively.

        c.  Guaranty

            In connection  with the sale of a business in 1992,  the Company has guaranteed certain lease payments. The amount of future lease payments guaranteed by the Company totaled $166,192 at May 31, 1997 and are payable through September 1998.

18.     RETIREMENT PLANS:

        The Company adopted a 401(k) savings plan in January 1995 covering all eligible employees. Employees may defer up to 15% of their compensation. The Company will match 10% of employees' contributions up to 8%. Contributions for the years ended May 31, 1997 and 1996 approximated $20,000 and $17,000, respectively.

        A division of the Company has a deferred fringe benefits welfare compensation plan covering substantially all of its employees. Contributions to the plan are discretionary and are based on employee compensation. The plan was amended in November 1995 to increase the vesting period of new entrants. New entrants vest fully after 10 years of service, and participants prior to the amendment vest fully after three years of service. Contributions to the plan for 1997, 1996 and 1995 approximated $313,000, $233,000 and $264,000, respectively.

19.     SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS:

        During the years ended May 31, 1997, 1996 and 1995, the Company issued stock dividends which amounted to $1,249,274, $1,071,709 and $481,301, respectively. During the year ended May 31, 1997, the Company issued common stock in exchange for services in the amount of $54,000. During the year ended May 31, 1996, the Company issued common stock upon the exercise of stock options in exchange for notes receivable in the amount of $199,342. During the year ended May 31, 1995, the Company issued a note payable of $500,000 to finance a portion of the acquisitions mentioned in Note 2. During the year ended May 31, 1995, the Company issued $853,588 of Class A redeemable preferred stock in exchange for a note payable and related accrued interest.

20.     FINANCIAL INSTRUMENTS:

        On March 20, 1996, the Company entered into a two year notional amount of $1,500,000 interest rate swap with a bank, whereby the Company pays interest at a fixed rate of 6.16% and receives interest at the three-month London Interbank Offered Rate ("LIBOR"). The Company is exposed to credit loss in the event of non-performance by the bank, however the Company does not anticipate a loss resulting from this credit risk. The fair value of this financial instrument at May 31, 1997 approximates $10,000.

21.     EFCC MERGER:

        On January 3, 1997, the Company entered to an agreement and plan of merger (the "EFCC Merger Agreement") to acquire (the "EFCC Merger") Extended Family Care Corporation ("EFCC"), a health care service company which provides home care services in New Jersey, New York and Pennsylvania. Pursuant to the terms of the EFCC Merger, the Company will pay $2,400,000 in cash and $4,850,000 in stock.

        In connection with the EFCC Merger, the Company and EFCC have entered into a consulting agreement, pursuant to which the Company will render to EFCC consulting and advisory services in connection with the management, operation and supervision of EFCC. In consideration for the consulting services rendered by the Company, EFCC will pay $25,000 per month payable (a) $15,000 in arrears on the last day of each month and (b) the remaining $10,000 on the earlier of the closing date or termination of the EFCC Merger Agreement. As of May 31, 1997, $80,000 due from EFCC is included in prepaid and other current assets The EFCC Merger is subject to approval by the shareholders of both the Company and EFCC, as well as the satisfaction of certain other conditions and is expected to be consummated on or before September 15, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III



ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

        The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 11.   EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)        Documents filed as part of this Report:

           1.         Financial Statements

                      The following financial statements of the Company are contained in Item 8 of this Report on the pages indicated:

                                                                            Page
                                                                            ----
Index to Consolidated Financial Statements                                   F-1

Report of Holtz Rubenstein & Co., LLP, Independent
 Certified Public Accountants                                                F-2

Report of Ernst & Young LLP, Independent Certified Public Accountants        F-3

Consolidated balance sheets as of May 31, 1997 and 1996                      F-4

Consolidated statements of income for the three years ended May 31, 1997     F-5

Consolidated statement of shareholders' equity
   for the three years ended May 31, 1997                                    F-6

Consolidated statements of cash flows for the three years
ended May 31, 1997                                                           F-7

Notes to consolidated financial statements                            F-8 - F-20

           2.         Financial Statement Schedules

           None.


           3. Exhibits: The following Exhibits are filed as a part of this Report:


Exhibit No.          Description

     2.               (a)        Agreement  and Plan of Merger  Among Star Multi
                                 Care Services, Inc., EFCC Acquisition Corp. and
                                 EXTENDED FAMILY CARE  CORPORATION,  dated as of
                                 January 3, 1997.  Incorporated  by reference to
                                 Exhibit  2(a)  to  the  Company's  Registration
                                 Statement  on Form  S-4  dated  July  29,  1997
                                 (Registration No. 333-32171).
                      (b)        First Amendment to Agreement and Plan of Merger
                                 among the Company,  EFCC Acquisition  Corp. and
                                 Extended Family Care  Corporation,  dated as of
                                 April 6, 1997.  Incorporated  by  reference  to
                                 Exhibit  2(a)  to  the  Company's  Registration
                                 Statement  on Form  S-4  dated  July  29,  1997
                                 (Registration No. 333-32171).

     3.              (a)    *    The   Company's  Certificate  of  Incorporation
                                 filed April 25, 1961.
                     (b)    *    The   Company's  Certificate  of  Amendment  to
                                 Certificate of Incorporation filed February 22,
                                 1989.
                     (c)    *    The   Company's  Certificate  of  Amendment  to
                                 Certificate of Incorporation filed  December 4,
                                 1990.

       Exhibit No.             Exhibit

                      (d)        The  Company's   Certificate  of  Amendment  to
                                 Certificate of Incorporation  filed February 3,
                                 1994.  (Incorporated  by reference to Exhibit 3
                                 (d) to the  Company's  Annual  Report  on  Form
                                 10-KSB for the fiscal year ended May 31, 1994.)
                      (e)        The Company's Certificate of Change filed March
                                 2, 1995.  (Incorporated by reference to Exhibit
                                 3(e) to the  Company's  Annual  Report  on Form
                                 10-KSB for the fiscal year ended May 31, 1995.)
                      (f)        The Company's  By-Laws,  as amended on November
                                 18, 1992 and September 13, 1993.  (Incorporated
                                 by reference to Exhibit 3 (e) to the  Company's
                                 Annual  Report on Form  10-KSB  for the  fiscal
                                 year ended May 31, 1994.)
     9.               (a)        Sternbach Proxy
                      (b)        Voting  Trust  Agreement  dated  as of June 20,
                                 1996 by and among EFCC, Coss, Arbor, the Voting
                                 Trustee of the Issuer and Kaufman.
    10.               (a)   *    Form  of  Indemnification Agreement between the
                                 Company and Stephen Sternbach.
                      (b)        Employment  Agreement,  dated as of December 3,
                                 1995 between the Company and Stephen Sternbach.
                                 (Incorporated by reference to Exhibit 10.(x) to
                                 the Company's  Quarterly  Report on Form 10-QSB
                                 for the  quarterly  period  ended  February 29,
                                 1996.)
                      (c)   *    The Company's 1991 Incentive Stock Option Plan
                      (d)        The Company's 1992 Incentive  Stock Option Plan
                                 (as amended and restated  September  13, 1993).
                                 (Incorporated by reference to Exhibit 10 (h) to
                                 the Company's  Annual Report on Form 10-KSB for
                                 the fiscal year ended May 31, 1994.)
                      (e)        Amendment  No. 1 to the  Company's  1992  Stock
                                 Option  Plan.  (Incorporated  by  reference  to
                                 Exhibit  10.(z)  to  the  Company's   Quarterly
                                 Report on Form 10-QSB for the quarterly  period
                                 ended February 29, 1996.)
                      (f)        The Company's  Employee Stock Purchase Plan, as
                                 amended on December 15, 1995.  (Incorporated by
                                 reference  to Exhibit  10.(y) to the  Company's
                                 Quarterly   Report  on  Form   10-QSB  for  the
                                 quarterly period ended February 26, 1996.)
                      (g)        Form  of  Incentive   Stock   Option   Contract
                                 (Incorporated  by reference to Exhibit 10(j) to
                                 the  Company's  Annual  Report on Form 10-K for
                                 the fiscal year ended May 31, 1993.)
                      (h)   *    Agreement  relating  to purchase of the Company
                                 among Stephen Sternbach,  Renee the Company and
                                 Leonard Taubenblatt dated December 31, 1986.
                      (i)   *    New  York  State Department of Consumer Affairs
                                 Employment Agency License.
                      (j)   *    New  York  State  Health  Department  Home Care
                                 License.
                      (k)   *    New Jersey Employment agency License.
                      (l)        Form of  Indemnification  Agreement between the
                                 Company    and    directors    and    officers.
                                 (Incorporated  by reference to Exhibit 10(k) to
                                 the  Company's  Annual  Report on Form 10-K for
                                 the fiscal year ended May 31, 1992.)
                      (m)        Asset Purchase  Agreement  dated as of November
                                 1, 1991 by and among Unity Care Services, Inc.,
                                 Unity Healthcare Holding Company,  Inc. and the
                                 Company.  (Incorporated by reference to Exhibit
                                 10 (l) to the  Company's  Annual Report on Form
                                 10-K for the fiscal year ended May 31, 1992.)
                      (n)        Asset Purchase Agreement dated January 30, 1992
                                 by and among Unity Healthcare  Holding Company,
                                 Inc.,   Unity  Care  Services,   Inc.  and  the
                                 Company.  (Incorporated by reference to Exhibit
                                 10.1 to the  Company's  Current  Report on Form
                                 8-K dated May 26, 1992.)
                      (o)        Asset Purchase Agreement dated January 30, 1992
                                 by and between Unity Home Care of Florida, Inc.
                                 and the Company.  (Incorporated by reference to
                                 Exhibit 10.2 to the Company's Current Report on
                                 Form 8-K dated May 26, 1992.)
                      (p)        Employment  Agreement  dated February 15, 1990,
                                 between  Alan  Spector  and  the  Company,   as
                                 assignee  of Unity Home Care of  Florida,  Inc.
                                 (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)

       Exhibit No.             Exhibit

                      (q)        Asset Purchase Agreement dated November 8, 1993
                                 by and between DSI Health Care  Services,  Inc.
                                 and Star Multi Care  Services  of Long  Island,
                                 Inc., a wholly owned subsidiary of the Company.
                                 (Incorporated  by  reference to Exhibit 10.1 to
                                 the Company's  Current Report on Form 8-K dated
                                 November 22, 1993.)
                      (r)        Asset Purchase Agreement dated as of January 6,
                                 1995,  as amended,  by and between  Long Island
                                 Nursing   Registry,   Inc.   and  the  Company.
                                 (Incorporated by reference to Exhibit 21 to the
                                 Company's  Current Report on Form 8-K dated May
                                 19, 1995.)
                      (s)        Employment  Agreement dated May 19, 1995 by and
                                 between  the   Company  and  Gregory   Turchan.
                                 (Incorporated  by  reference to Exhibit 99.1 to
                                 the Company's  Current Report on Form 8-K dated
                                 May 19, 1995.)
                      (t)        Loan  Agreement  dated  November 1, 1995 by and
                                 between the Company and Chase  Manhattan  Bank,
                                 N.A.  (Incorporated  by  reference  to  Exhibit
                                 10.(w)  to the  Company's  Quarterly  Report on
                                 Form  10-QSB  for the  quarterly  period  ended
                                 November 30, 1995.)
   16.                (a)        Letter dated April 25, 1995,  as amended,  from
                                 Deloitte  & Touche  LLP to the  Securities  and
                                 Exchange Commission. (Incorporated by reference
                                 to EFCC's  Current  Report on Form 8-K/A  dated
                                 March 21, 1995.)
   21.                     **    List of subsidiaries.
   23.                (a)  **    Consent of Holtz Rubenstein & Co., LLP.
                      (b)  **    Consent of Ernst & Young LLP.
   27.                (a)  **    Financial Data Schedule.

-------------------

* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)

           (b)        Reports on Form 8-K.

           During the last quarter of the period covered by this report, the Company filed a report on Form 8-K on April 29, 1997.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  August 29, 1997                         STAR MULTI CARE SERVICES, INC.


                                              By /s/ Stephen Sternbach
                                                -----------------------------
                                                Stephen Sternbach, President



           In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                        Capacity                       Date
      ---------                        --------                       ----


/s/ Stephen Sternbach            President, Chairman of the      August 29, 1997
-------------------------        Board of Directors and Chief
Stephen Sternbach                Executive Officer



/s/ William Fellerman            Principal Financial and         August 29, 1997
-------------------------        Accounting Officer, Director
William Fellerman



                                 Director
-------------------------
John P. Innes, II



/s/ Matthew Solof                Director                        August 29, 1997
-------------------------
Matthew Solof



/s/ Charles Berdan               Director                        August 29, 1997
-------------------------
Charles Berdan



/s/ Melvin Katten                Director                        August 29, 1997
-------------------------
Melvin Katten



/s/ Gary L. Weinberger           Director                        August 29, 1997
-------------------------
Gary L. Weinberger

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                               Exhibit
-----------                               -------

     2.               (a)        Agreement  and Plan of Merger  Among Star Multi
                                 Care Services, Inc., EFCC Acquisition Corp. and
                                 EXTENDED FAMILY CARE  CORPORATION,  dated as of
                                 January 3, 1997.  Incorporated  by reference to
                                 Exhibit  2(a)  to  the  Company's  Registration
                                 Statement  on Form  S-4  dated  July  29,  1997
                                 (Registration No. 333-32171).
                      (b)        First Amendment to Agreement and Plan of Merger
                                 among the Company,  EFCC Acquisition  Corp. and
                                 Extended Family Care  Corporation,  dated as of
                                 April 6, 1997.  Incorporated  by  reference  to
                                 Exhibit  2(a)  to  the  Company's  Registration
                                 Statement  on Form  S-4  dated  July  29,  1997
                                 (Registration No. 333-32171).
     3.               (a)   *    The   Company's  Certificate  of  Incorporation
                                 filed April 25, 1961.
                      (b)   *    The   Company's  Certificate  of  Amendment  to
                                 Certificate of Incorporation filed February 22,
                                 1989.
                      (c)   *    The   Company's  Certificate  of  Amendment  to
                                 Certificate of Incorporation filed  December 4,
                                 1990.
                      (d)        The  Company's   Certificate  of  Amendment  to
                                 Certificate of Incorporation  filed February 3,
                                 1994.  (Incorporated  by reference to Exhibit 3
                                 (d) to the  Company's  Annual  Report  on  Form
                                 10-KSB for the fiscal year ended May 31, 1994.)
                      (e)        The Company's Certificate of Change filed March
                                 2, 1995.  (Incorporated by reference to Exhibit
                                 3(e) to the  Company's  Annual  Report  on Form
                                 10-KSB for the fiscal year ended May 31, 1995.)
                      (f)        The Company's  By-Laws,  as amended on November
                                 18, 1992 and September 13, 1993.  (Incorporated
                                 by reference to Exhibit 3 (e) to the  Company's
                                 Annual  Report on Form  10-KSB  for the  fiscal
                                 year ended May 31, 1994.)
     9.               (a)        Sternbach Proxy
                      (b)        Voting  Trust  Agreement  dated  as of June 20,
                                 1996 by and among EFCC, Coss, Arbor, the Voting
                                 Trustee of the Issuer and Kaufman.
    10.               (a)   *    Form  of  Indemnification Agreement between the
                                 Company and Stephen Sternbach.
                      (b)        Employment  Agreement,  dated as of December 3,
                                 1995 between the Company and Stephen Sternbach.
                                 (Incorporated by reference to Exhibit 10.(x) to
                                 the Company's  Quarterly  Report on Form 10-QSB
                                 for the  quarterly  period  ended  February 29,
                                 1996.)
                      (c)   *    The Company's 1991 Incentive Stock Option Plan
                      (d)        The Company's 1992 Incentive  Stock Option Plan
                                 (as amended and restated  September  13, 1993).
                                 (Incorporated by reference to Exhibit 10 (h) to
                                 the Company's  Annual Report on Form 10-KSB for
                                 the fiscal year ended May 31, 1994.)
                      (e)        Amendment  No. 1 to the  Company's  1992  Stock
                                 Option  Plan.  (Incorporated  by  reference  to
                                 Exhibit  10.(z)  to  the  Company's   Quarterly
                                 Report on Form 10-QSB for the quarterly  period
                                 ended February 29, 1996.)
                      (f)        The Company's  Employee Stock Purchase Plan, as
                                 amended on December 15, 1995.  (Incorporated by
                                 reference  to Exhibit  10.(y) to the  Company's
                                 Quarterly   Report  on  Form   10-QSB  for  the
                                 quarterly period ended February 26, 1996.)
                      (g)        Form  of  Incentive   Stock   Option   Contract
                                 (Incorporated  by reference to Exhibit 10(j) to
                                 the  Company's  Annual  Report on Form 10-K for
                                 the fiscal year ended May 31, 1993.)
                      (h)   *    Agreement  relating  to purchase of the Company
                                 among Stephen Sternbach,  Renee the Company and
                                 Leonard Taubenblatt dated December 31, 1986.
                      (i)   *    New  York  State Department of Consumer Affairs
                                 Employment Agency License.
                      (j)   *    New  York  State  Health  Department  Home Care
                                 License.
                      (k)   *    New Jersey Employment agency License.
                      (l)        Form of  Indemnification  Agreement between the
                                 Company    and    directors    and    officers.
                                 (Incorporated  by reference to Exhibit 10(k) to
                                 the  Company's  Annual  Report on Form 10-K for
                                 the fiscal year ended May 31, 1992.)
                      (m)        Asset Purchase  Agreement  dated as of November
                                 1, 1991 by and among Unity Care Services, Inc.,
                                 Unity Healthcare Holding Company,  Inc. and the
                                 Company.  (Incorporated by reference to Exhibit
                                 10 (l) to the  Company's  Annual Report on Form
                                 10-K for the fiscal year ended May 31, 1992.)
                      (n)        Asset Purchase Agreement dated January 30, 1992
                                 by and among Unity Healthcare  Holding Company,
                                 Inc.,   Unity  Care  Services,   Inc.  and  the
                                 Company.  (Incorporated by reference to Exhibit
                                 10.1 to the  Company's  Current  Report on Form
                                 8-K dated May 26, 1992.)

                      (o)        Asset Purchase Agreement dated January 30, 1992
                                 by and between Unity Home Care of Florida, Inc.
                                 and the Company.  (Incorporated by reference to
                                 Exhibit 10.2 to the Company's Current Report on
                                 Form 8-K dated May 26, 1992.)
                      (p)        Employment  Agreement  dated February 15, 1990,
                                 between  Alan  Spector  and  the  Company,   as
                                 assignee  of Unity Home Care of  Florida,  Inc.
                                 (Incorporated  by reference to Exhibit 10(o) to
                                 the  Company's  Annual  Report on Form 10-K for
                                 the fiscal year ended May 31, 1992.)
                      (q)        Asset Purchase Agreement dated November 8, 1993
                                 by and between DSI Health Care  Services,  Inc.
                                 and Star Multi Care  Services  of Long  Island,
                                 Inc., a wholly owned subsidiary of the Company.
                                 (Incorporated  by  reference to Exhibit 10.1 to
                                 the Company's  Current Report on Form 8-K dated
                                 November 22, 1993.)
                      (r)        Asset Purchase Agreement dated as of January 6,
                                 1995,  as amended,  by and between  Long Island
                                 Nursing   Registry,   Inc.   and  the  Company.
                                 (Incorporated by reference to Exhibit 21 to the
                                 Company's  Current Report on Form 8-K dated May
                                 19, 1995.)
                      (s)        Employment  Agreement dated May 19, 1995 by and
                                 between  the   Company  and  Gregory   Turchan.
                                 (Incorporated  by  reference to Exhibit 99.1 to
                                 the Company's  Current Report on Form 8-K dated
                                 May 19, 1995.)
                      (t)        Loan  Agreement  dated  November 1, 1995 by and
                                 between the Company and Chase  Manhattan  Bank,
                                 N.A.  (Incorporated  by  reference  to  Exhibit
                                 10.(w)  to the  Company's  Quarterly  Report on
                                 Form  10-QSB  for the  quarterly  period  ended
                                 November 30, 1995.)
   16.                (a)        Letter dated April 25, 1995,  as amended,  from
                                 Deloitte  & Touche  LLP to the  Securities  and
                                 Exchange Commission. (Incorporated by reference
                                 to EFCC's  Current  Report on Form 8-K/A  dated
                                 March 21, 1995.)
   21.                     **    List of subsidiaries.
   23.                (a)  **    Consent of Holtz Rubenstein & Co., LLP.
                      (b)  **    Consent of Ernst & Young LLP.
   27.                (a)  **    Financial Data Schedule.

-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)

**   Filed herewith.