Form 10-K/A
period 1997-05-31
STAR MULTI CARE SERVICES INC
filed 1997-09-29
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A

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
                 (Name of small business issuer in its charter)


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
                                                           --------------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[_]

                                    PART III


Item 10.   Directors, Executive Officers, Promoters and Control Persons.

           The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

                                   Position Held                      Director
Name                    Age       with the Company                     Since
----                    ---       ----------------                     -----

Stephen Sternbach        43  Chairman of the Board of Directors,        1987
                             President and Chief Executive
                             Officer
William Fellerman        53  Chief Financial Officer, Secretary,        1990
                             Treasurer, Director
Charles Berdan +*x       48  Director                                   1994
John P. Innes II +*x     63  Director                                   1991
Matthew Solof +*x        44  Director                                   1992
Gary Weinberger          48  Director                                   1996
Melvin L. Katten         61  Director                                   1996

--------

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

           Melvin L. Katten, an attorney, has been a Senior partner in the Chicago law firm of Katten Muchin & Zavis since 1974. He was a director of Amserv from 1985 until consummation of the Merger in August 1996. Mr. Katten also serves as a director of Washington Scientific Industries, Inc., a publicly-held company.

           Gary L. Weinberger has been engaged in the private practice of orthodontics for more than the past twenty years. In addition, Dr. Weinberger is engaged as a consultant on financial planning and management. Dr. Weinberger is a member of the International Board of Standards and Practices for Financial Planners, the International Association of Financial Planners and the American Association of Orthodontists.

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

           Based  solely on its review of the copies of such forms  received  by it, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended May 31, 1997, its officers, directors, and greater than ten-percent shareholders complied with all applicable Section 16 filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION.

           The following table provides information with respect to all compensation paid or accrued by the Company during the three fiscal years ended May 31, 1997 to Stephen Sternbach, the Company's Chief Executive Officer, the only executive officer of the Company whose salary and bonus for fiscal 1997 exceeded $100,000.

                                              SUMMARY COMPENSATION TABLE

                                            Annual Compensation                   Long Term Compensation
                                            -------------------                   ----------------------
                                                      Other                           Awards
Name and                                              Annual     Restricted
Principal                                             Compen-    Stock             Securities             LTIP         All Other
Position                 Year   Salary($)   Bonus($)  sation     Awards       Underlying Options(#)    Payments($)   Compensation(1)
--------                 ----   ---------   --------  ------     ------       ---------------------    -----------   ---------------
Stephen Sternbach        1997    $257,250   $109,251                                     --                              $20,000(1)
Chief Executive Officer, 1996    $250,000   $34,371                                  21,000                              $10,000(1)
President and            1995    $225,000       --                                       --                              $10,000(1)
Chairman of the Board

-----------------------

(1) Represents amounts credited by the Company to a book reserve account as contingent deferred compensation for the benefit of Mr. Sternbach pursuant to a Non-Qualified Retirement and Death Benefit Agreement between the Company and Mr. Sternbach.

                        OPTION GRANTS IN LAST FISCAL YEAR

           There were no stock option grants during the fiscal year ended May 31, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

           The following table contains information concerning the number and value, at May 31, 1997, of the exercised and unexercised options held by Mr. Sternbach.


                                            Number of Securities
                                           Underlying Unexercised            Value of Unexercised
          Shares                        Options Held at Fiscal Year-     In-the-Money Options Held at
          Acquired on     Value                     End                         Fiscal Year-End
Name      Exercise (#)    Realized ($)  (Exercisable/Unexercisable)     (Exercisable/Unexercisable)(1)
----      ------------    ------------  ---------------------------     ------------------------------
Stephen      44,242       $171,385               118,332/0                        $198,554/0
Sternbach

----------
(1) Fair market value of underlying securities (the closing price of the Company's Common Stock on the Nasdaq National Market) at fiscal year end (May 31, 1997), minus the then effective exercise price.

COMPENSATION OF DIRECTORS

           The Company's non-employee directors are paid a fee of $750 for each Board of Directors meeting which they attend. They are not paid any additional fee for serving on any committees of the Board of Directors.

EMPLOYMENT AGREEMENTS

           The Company has an employment agreement with Stephen Sternbach dated as of December 18, 1996 (the "Sternbach Employment Agreement"). The Sternbach Employment Agreement has a term of five years and provides for an initial annual salary of $250,000 (subject to annual increase by the amount of the increase in the Consumer Price Index from the immediate preceding year) plus a bonus of 6% of the Company's net profit before taxes in excess of $1,200,000, not to exceed an aggregate annual bonus of $500,000. The Sternbach Employment Agreement provides that after a Change in Control (as defined in the Sternbach Employment Agreement) of the Company has occurred, if either Mr. Sternbach terminates his employment within six months after he has obtained actual knowledge of the Change in Control or the Company (or any successor thereto) terminates his employment with the Company within one year after the Change in Control, Mr. Sternbach will be entitled to receive (i) his salary, bonuses, awards, perquisites and benefits including, without limitation, benefits and awards under the Company's stock option plans and pension and retirement plans and programs, accrued through the date Mr. Sternbach's employment with the Company is terminated and (ii) a lump-sum payment in cash equal to 2.99 times Mr. Sternbach's base amount.

           The Company and Mr. Sternbach are also parties to a Consulting Agreement (the "Sternbach Consulting Agreement") pursuant to which the Company has agreed to retain Mr. Sternbach as a consultant for a period of two years from the time that his employment with the Company terminates. Pursuant to the Sternbach Consulting Agreement, the Company has agreed to pay Mr. Sternbach $150,000 per year and he will be entitled to participate in the health insurance and similar benefits which the Company provides to any of its other consultants.

           In addition, the Company and Mr. Sternbach are parties to a Non-Qualified Retirement and Death Benefit Agreement dated February 1, 1994, pursuant to which the Company credits to a bank reserve (the "Deferred Compensation Account") established for that purpose, an amount not to exceed 10% of Mr. Sternbach's gross annual salary during Mr. Sternbach's employment with the Company. Any funds so credited to the Deferred Compensation Account may be kept in cash or invested and reinvested in mutual funds, stocks, bonds, securities or other assets as may be selected by the Company's Chief Financial Officer in his discretion. Mr. Sternbach has agreed to assume all risk in connection with any decrease in value of the funds which are invested. Unless otherwise forfeited, Mr. Sternbach shall be entitled to the Deferred Compensation Account upon his termination, disability or death or if the Company is involved in a merger or is acquired by another company.

COMPENSATION COMMITTEE REPORT

           Overview and Philosophy
           -----------------------

           The Compensation Committee of the Board of Directors is composed of three directors, Messrs. Berdan, Innes and Solof. The Compensation Committee is responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation policies. The Compensation Committee's executive compensation philosophy (which is intended to apply to all members of the Company's management, including its Chief Executive Officer) is to provide competitive levels of compensation, integrate managements' pay with achievement of the Company's performance goals, reward above average corporate performance, recognize individual initiative and achievement and assist the Company in attracting and retaining qualified management.

           The objectives of the Company's executive compensation program are to:

           *   Support the achievement of desired Company performance.

           * Provide compensation that will attract and retain superior talent and reward performance.

           The executive compensation program provides an overall level of compensation opportunity that is competitive within the healthcare industry, as well as with a broader group of companies of comparable size and complexity.

           Executive Officer Compensation
           ------------------------------

           The Company's executive officer compensation is comprised of base salary, annual cash bonus and long-term incentive compensation in the form of stock options and various benefits, including medical plans generally available to employees of the Company.

           It is the philosophy of the Compensation Committee that compensation of executive officers should be closely aligned with the financial performance of the Company. Accordingly, benefits are provided through stock option incentives and bonuses which are generally consistent with the goal of coordinating the rewards to management with a maximization of shareholder return. In reviewing Company performance, consideration is given to the Company's earnings. Also taken into account are external economic factors that effect results of operations. An attempt is also made to maintain compensation within the range of that afforded like executive officers at companies whose size and business is comparable to that of the Company.

           CEO Compensation
           ----------------

           In the case of Stephen Sternbach, the Chief Executive Officer, the Compensation and Stock Option Committee evaluates the Company's mid and long range strategic planning and its implementation as well as the considerations impacting the compensation of executive officers generally which are described above. Pursuant to the terms of his employment agreement with the Company, Mr. Sternbach was paid a bonus of $109,251for the year ended May 31, 1997.

           Benefits
           --------

           The Compensation Committee endorses the position that equity ownership by management is beneficial in aligning managements' and shareholders' interest in the enhancement of shareholder value. Stock options were granted at exercise prices equal to the market value of the Company's
Common Stock on the date of grant.

           The Company provides to executive officers medical benefits that generally are available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for fiscal 1997.

                                 Charles Berdan

                                John P. Innes II

                                  Matthew Solof

                      Members of the Compensation Committee

PERFORMANCE GRAPH

           Set forth below is a graph comparing the yearly change in the cumulative shareholder return of the Company's Common Stock with the National Association of Securities Dealers Automated Quotation Market Index and a peer group index of six competing companies for the same period. The comparison assumes $100 was invested at the close of business on May 31, 1992 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no dividends during the periods.



                                        ANNUAL RETURN PERCENTAGE
                                              Years Ending

Company Name / Index          May93   May94   May95    May96    May97
--------------------------------------------------------------------------------
STAR MULTI CARE SERVICES     -43.25   42.89   58.99    97.89   -32.50
NASDAQ - U.S.                 20.29    5.27   18.96    45.34    12.67
PEER GROUP                   -30.05   -1.58   26.85   -13.92   -25.86
--------------------------------------------------------------------------------

                                                      INDEXED RETURNS
                         Base                       Years Ending
                        Period
Company Name / Index    May92     May93     May94     May95      May96     May97
--------------------------------------------------------------------------------
STAR MULTI CARE SERVICES 100      56.75     81.09    128.93     255.15    172.22
NASDAQ - U.S.            100     120.29    126.63    150.64     218.94    246.68
PEER GROUP               100      69.95     68.85     87.34      75.18     55.74
--------------------------------------------------------------------------------



Peer Group Companies
--------------------------------------------------------------------------------
CARE GROUP INC
HOSPITAL STAFFING SVCS INC
IN HOME HEALTH INC
NATIONAL HOME HEALTH CARE
STAFF BUILDERS INC
TRANSWORLD HEALTHCARE INC
--------------------------------------------------------------------------------

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Set forth below is the ownership of the Company Common Stock at September 25, 1997 by (i) the only persons or groups who were owners of record or were known by the Company to beneficially own more than 5% of the outstanding shares of the Company Common Stock; (ii) each director of the Company; (iii) Stephen Sternbach, the executive officer named in the Summary Compensation Table under the caption "Executive Compensation"; and (iv) all directors and executive officers of the Company as a group. The Company understands that, unless otherwise noted below, each beneficial owner has sole voting and investment power with respect to all shares of the Company Common Stock attributable to such owner.


                                               Number of
        Name and Address                     Beneficially            Percent
      of Beneficial Owner                    Shares Owned*         of Class (1)
      -------------------                    -------------         ------------

Stephen Sternbach                            1,139,692(2)             26.91%
c/o STAR Multi Care Services, Inc.
99 Railroad Station Plaza
Hicksville, NY 11801

William Fellerman                               56,236(3)              1.35%
c/o STAR Multi Care Services, Inc.
99 Railroad Station Plaza
Hicksville, NY 18801

Charles Berdan                                     1,019               **
281 Potomac Drive
Basking Ridge, NJ 07920

John P. Innes II                                   1,113               **
8 Breckenridge Lane
Savannah, GA 31411

Matthew Solof                                      3,540               **
33 Fairbanks Boulevard
Woodbury, NY 11797

Melvin L. Katten                                   56,913              1.38%
1480 Tower Road
Winnetka, IL 60093

Gary L. Weinberger                                  8,400               **
38 Clayton Drive
Dix Hills, NY

Eugene J. Mora                                 210,175(4)              5.07%
3252 Holiday Court, Suite 204
LaJolla, CA 92037

                                               Number of
        Name and Address                     Beneficially            Percent
      of Beneficial Owner                    Shares Owned*         of Class (1)
      -------------------                    -------------         ------------

Heartland Advisors, Inc.                        235,716(5)              5.85%
790 North Milwaukee Street
Milwaukee, WI 53202
All directors and executive                      1,712,804             40.03%
officers of STAR as a group
(7 persons)
----------
* All shares and per share amounts have been adjusted to take into account the two stock dividends, effectuated on May 30, 1995 and January 12, 1996, respectively.
**   Indicates  less than 1% of the  outstanding  shares of the  Company  Common
     Stock.

(1) Shares subject to options are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock which would be owned by the optionee if the options were so exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(2) Includes 119,606 shares of Company's Common Stock owned by the Stephen Sternbach Family Trust; Mr. Sternbach disclaims beneficial ownership with respect to these shares. Also includes 102,322 shares of the Company's Common Stock which Mr. Sternbach has a currently exercisable option to purchase pursuant to the Company's 1992 Stock Option Plan.

(3) Includes 24,068 shares of Company's Common Stock owned by Mr. Fellerman's wife; Mr. Fellerman disclaims beneficial ownership with respect to these shares of Company's Common Stock. Also includes 3,406 shares owned by the William Fellerman CPA PC Pension Trust Fund. Also includes 28,512 shares of the Company's Common Stock which Mr. Fellerman has a currently exercisable option to purchase pursuant to the Company's 1992 Stock Option Plan.

(4) Includes 15,030 shares of Company's Common Stock which Mr. Mora has a currently exercisable option to purchase pursuant to the options assumed by Company upon consummation of the Amserv Merger.

(5) Based upon a copy of a Schedule 13G/A (dated February 12, 1997) received by Company.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Stephen Sternbach has outstanding loans in the principal amount, as of September 15, 1997 of $91,204 from the Company and a subsidiary of the Company. The loan from the subsidiary has been assigned to the Company. These loans bear interest at 6% per annum and each have a scheduled maturity date of August 1, 1998.

           In connection with services provided to the Company during the fiscal years ended May 31, 1995, 1996 and 1997, the Company paid William Fellerman, CPA, P.C., approximately $100,000, $100,000 and $129,000, respectively each year. Mr. Fellerman, a director, Chief Financial Officer, Treasurer and Secretary of the Company, is the sole shareholder of that corporation.

           In addition, the Company entered into an agreement with William Fellerman providing for the payment of certain severance benefits upon the occurrence of a change of control of the Company as defined therein and the termination of Mr. Fellerman's position as an officer and/or director of the Company or the reduction in the payment for services to William Fellerman, CPA, P.C.


ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K.

a.         Exhibits

     2. (a) Agreement and Plan of Merger among the Company, EFCC Acquisition Corp. and Extended Family Care Corporation dated as of January 3, 1997. Incorporated by reference to the Company's Registration Statement on Form S-4 dated July 29, 1997 (Registration No. 333-32171).
          (b) First Amendment to Agreement and Plan of Merger among the Company, EFCC Acquisition Corp. and Extended Family Care Corporation, dated as of April 6, 1997. Incorporated by reference to the Company's Registration Statement on Form S-4 dated July 29, 1997 (Registration No. 333-32171).
    3.    (a)* The Company's Certificate of Incorporation filed April 25, 1961.
          (b)* The Company's Certificate of Amendment to Certificate of Incorporation filed February 22, 1989.
          (c)* The Company's Certificate of Amendment to Certificate of Incorporation filed December 4, 1990.
          (d) The Company's Certificate of Amendment to Certificate of Incorporation filed February 3, 1994. (Incorporated by reference to Exhibit 3.(d) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)
          (e)  The  Company's   Certificate  of  Change  filed  March  2,  1995.
               (Incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.)
          (f) The Company's By-Laws, as amended on November 18, 1992 and September 13, 1993. (Incorporated by reference to Exhibit 3.(e) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)

     4. (a) Irrevocable Proxy, dated as of January 3, 1996, among Arbor Home Healthcare Holdings, LLC, Coss Holding Corp. and Gary Melius, as Voting Trustee. (Incorporated by reference to Exhibit 2.(a) to the Company's registration statement on Form S-4 (Registration No. 333-32171).)

     10. (a)* Form of Indemnification Agreement between the Company and Stephen Sternbach.
          (b) Employment Agreement, dated as of December 3, 1995 between the Company and Stephen Sternbach. (Incorporated by reference to Exhibit 10.(x) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 1996.)
          (c)* The Company's 1991 Incentive Stock Option Plan
          (d) The Company's 1992 Incentive Stock Option Plan (as amended and restated September 13, 1993). (Incorporated by reference to
               Exhibit 10.(h) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)

          (e) Amendment No. 1 to the Company's 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10.(z) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 1996.)
          (f) The Company's Employee Stock Purchase Plan, as amended on December 15, 1995. (Incorporated by reference to Exhibit 10.(y) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 26, 1996.)
          (g) Form of Incentive Stock Option Contract (Incorporated by reference to Exhibit 10.(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.)
          (h)* Agreement relating to purchase of the Company among Stephen Sternbach, Renee Starr and Leonard Taubenblatt dated December 31, 1986.
          (i)* New York State Department of Consumer Affairs Employment Agency License.
          (j)* New York State Health Department Home Care License.
          (k)* New Jersey Employment Agency License.
          (l) Form of Indemnification Agreement between the Company and directors and officers. (Incorporated by reference to Exhibit 10.(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
          (m) Asset Purchase Agreement dated as of November 1, 1991 by and among Unity Care Services, Inc., Unity Healthcare Holding Company, Inc. and the Company. (Incorporated by reference to
               Exhibit 10.(l) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
          (n) Asset Purchase Agreement dated January 30, 1992 by and among Unity Healthcare Holding Company, Inc., Unity Care Services, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 26, 1992.)
          (o) Asset Purchase Agreement dated January 30, 1992 by and between Unity Home Care of Florida, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 26, 1992.)
          (p) Employment Agreement dated February 15, 1990, between Alan Spector and the Company, as assignee of Unity Home Care of Florida, Inc. (Incorporated by reference to Exhibit 10.(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
          (q)  Asset  Purchase  Agreement  dated November 8, 1993 by and between
               DSI Health Care Services, Inc. and Star Multi Care Services of Long Island, Inc., a wholly owned subsidiary of the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 22, 1993.)
          (r) Asset Purchase Agreement dated as of January 6, 1995, as amended, by and between Long Island Nursing Registry, Inc. and the Company. (Incorporated by reference to Exhibit 21 to the Company's Current Report on Form 8-K dated May 19, 1995.)
          (s) Employment Agreement dated May 19, 1995 by and between the Company and Gregory Turchan. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 19, 1995.)
          (t) Loan Agreement dated November 1, 1995 by and between the Company and Chase Manhattan Bank, N.A. (Incorporated by reference to
               Exhibit 10.(w) to
               the Company's Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1995.)
          (u) Non-Qualified Retirement and Death Benefit Agreement, dated February 1, 1994, between the Company and Stephen Steinbach. (Incorporated by reference to Exhibit 10.(t) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.)
          (v)***Amendment dated April 10, 1997 to the Employment Agreement by and between Gregory Turchan and the Company.
          (w)***Letter agreement dated as of September 5, 1997 by and between William Fellerman and the Company.

     16. (a) Letter dated April 25, 1995, as amended, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to EFCC's Current Report on Form 8-K/A dated March 21, 1995.)

     21.  **   List of Subsidiaries.

     23.  (a)  Consent of Holtz Rubenstein & Co., LLP.

          (b)**Consent of Ernst & Young LLP.

     27.  **   Financial Data Schedule.

-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)
**   Filed with the Company's Form 10-K for the period ended May 31, 1997.
***  Filed herewith.


     (b)  Reports on Form 8-K.

          During the last quarter of the period covered by this report, the Company filed a report on Form 8-K on April 29, 1997.

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 26, 1997              STAR MULTI CARE SERVICES, INC.


                                      By /s/ Stephen Sternbach
                                        -------------------------------------
                                      Stephen Sternbach, President, Chairman
                                      of the Board of Directors and Chief
                                      Executive Officer

                                INDEX TO EXHIBITS


Exhibit No.               Description
-----------               -----------

     2. (a) Agreement and Plan of Merger among the Company, EFCC Acquisition Corp. and Extended Family Care Corporation dated as of January 3, 1997. Incorporated by reference to the Company's Registration Statement on Form S-4 dated July 29, 1997 (Registration No. 333-32171).
          (b) First Amendment to Agreement and Plan of Merger among the Company, EFCC Acquisition Corp. and Extended Family Care Corporation, dated as of April 6, 1997. Incorporated by reference to the Company's Registration Statement on Form S-4 dated July 29, 1997 (Registration No. 333-32171).
    3.    (a)* The Company's Certificate of Incorporation filed April 25, 1961.
          (b)* The Company's Certificate of Amendment to Certificate of Incorporation filed February 22, 1989.
          (c)* The Company's Certificate of Amendment to Certificate of Incorporation filed December 4, 1990.
          (d) The Company's Certificate of Amendment to Certificate of Incorporation filed February 3, 1994. (Incorporated by reference to Exhibit 3.(d) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)
          (e)  The  Company's   Certificate  of  Change  filed  March  2,  1995.
               (Incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.)
          (f) The Company's By-Laws, as amended on November 18, 1992 and September 13, 1993. (Incorporated by reference to Exhibit 3.(e) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)

     4. (a) Irrevocable Proxy, dated as of January 3, 1996, among Arbor Home Healthcare Holdings, LLC, Coss Holding Corp. and Gary Melius, as Voting Trustee. (Incorporated by reference to Exhibit 2.(a) to the Company's registration statement on Form S-4 (Registration No. 333-32171).)

     10. (a)* Form of Indemnification Agreement between the Company and Stephen Sternbach.
          (b) Employment Agreement, dated as of December 3, 1995 between the Company and Stephen Sternbach. (Incorporated by reference to Exhibit 10.(x) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 1996.)
          (c)* The Company's 1991 Incentive Stock Option Plan
          (d) The Company's 1992 Incentive Stock Option Plan (as amended and restated September 13, 1993). (Incorporated by reference to
               Exhibit 10.(h) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)
          (e) Amendment No. 1 to the Company's 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10.(z) to the Company's

Exhibit No.               Description
-----------               -----------

               Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 1996.)
          (f) The Company's Employee Stock Purchase Plan, as amended on December 15, 1995. (Incorporated by reference to Exhibit 10.(y) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 26, 1996.)
          (g) Form of Incentive Stock Option Contract (Incorporated by reference to Exhibit 10.(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.)
          (h)* Agreement relating to purchase of the Company among Stephen Sternbach, Renee Starr and Leonard Taubenblatt dated December 31, 1986.
          (i)* New York State Department of Consumer Affairs Employment Agency License.
          (j)* New York State Health Department Home Care License.
          (k)* New Jersey Employment Agency License.
          (l) Form of Indemnification Agreement between the Company and directors and officers. (Incorporated by reference to Exhibit 10.(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
          (m) Asset Purchase Agreement dated as of November 1, 1991 by and among Unity Care Services, Inc., Unity Healthcare Holding Company, Inc. and the Company. (Incorporated by reference to
               Exhibit 10.(l) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
          (n) Asset Purchase Agreement dated January 30, 1992 by and among Unity Healthcare Holding Company, Inc., Unity Care Services, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 26, 1992.)
          (o) Asset Purchase Agreement dated January 30, 1992 by and between Unity Home Care of Florida, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 26, 1992.)
          (p) Employment Agreement dated February 15, 1990, between Alan Spector and the Company, as assignee of Unity Home Care of Florida, Inc. (Incorporated by reference to Exhibit 10.(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
          (q)  Asset  Purchase  Agreement  dated November 8, 1993 by and between
               DSI Health Care Services, Inc. and Star Multi Care Services of Long Island, Inc., a wholly owned subsidiary of the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 22, 1993.)
          (r) Asset Purchase Agreement dated as of January 6, 1995, as amended, by and between Long Island Nursing Registry, Inc. and the Company. (Incorporated by reference to Exhibit 21 to the Company's Current Report on Form 8-K dated May 19, 1995.)

Exhibit No.               Description
-----------               -----------

          (s) Employment Agreement dated May 19, 1995 by and between the Company and Gregory Turchan. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 19, 1995.)
          (t) Loan Agreement dated November 1, 1995 by and between the Company and Chase Manhattan Bank, N.A. (Incorporated by reference to
               Exhibit 10.(w) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1995.)
          (u) Non-Qualified Retirement and Death Benefit Agreement, dated February 1, 1994, between the Company and Stephen Steinbach. (Incorporated by reference to Exhibit 10.(t) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.)
          (v)***Amendment dated April 10, 1997 to the Employment Agreement by and between Gregory Turchan and the Company.
          (w)***Letter agreement dated as of September 5, 1997 by and between William Fellerman and the Company.

     16. (a) Letter dated April 25, 1995, as amended, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to EFCC's Current Report on Form 8-K/A dated March 21, 1995.)

     21.  **   List of Subsidiaries.

     23.  (a)  Consent of Holtz Rubenstein & Co., LLP.

          (b)**Consent of Ernst & Young LLP.

     27.  **   Financial Data Schedule.

-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)
**   Filed with the Company's Form 10-K for the period ended May 31, 1997.
***  Filed herewith.