Form 10-Q
period 1997-08-31
STAR MULTI CARE SERVICES INC
filed 1997-10-20
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ______________ to _____________

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

          New York                                               11-1975534
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              99 Railroad Station Plaza, Hicksville, New York 11801
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (516) 423-6688

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                 Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 16, 1997:

                       Class                            Number of Shares
         Common Stock, $0.001 par value                   4,742,126

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX



                                                                                                         Page
Part I - Financial Information

Item 1

Consolidated Balance Sheets as of August 31, 1997 and May 31, 1997...................................     3

Consolidated Statements of Operations for the three months
   ended August 31, 1997 and 1996....................................................................     4

Consolidated Statements of Cash Flows
   for the three months ended August 31, 1997 and 1996  .............................................     5

Notes to Consolidated Financial Statements ..........................................................     6

Item 2

Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................................................     7-8

Part II - Other Information

Item 6

Exhibits and Reports on Form 8-K ....................................................................     8

Signatures......................................................................................     9

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     August 31,       May 31,
                                                                       1997            1997
                                                                   ------------    ------------
                                                                   (Unaudited)
        ASSETS
Current assets:
    Cash and cash equivalents                                      $  2,340,205    $    139,400
    Accounts receivable, less allowance for doubtful accounts
        of $695,000 and $650,000 at August 31, 1997 and
        May 31, 1997, respectively                                   10,321,909      11,260,466
    Prepaid expenses and other current assets                         1,829,175       1,406,328
    Deferred income taxes                                               950,015         950,015
    Income taxes receivable                                                --            73,738
                                                                   ------------    ------------
            Total current assets                                     15,441,304      13,829,947
                                                                   ------------    ------------

    Property and equipment, net of accumulated depreciation
        and amortization of $1,014,042 and $943,511 at
        August 31, 1997 and May 31, 1997, respectively                1,480,901       1,200,018
    Notes receivable from officer                                        93,353          93,353
    Intangible assets, net of accumulated amortization                4,844,329       4,954,334
    Other assets                                                        228,400         222,805
                                                                   ------------    ------------
                                                                   $ 22,088,287    $ 20,300,457
                                                                   ============    ============


    LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accrued payroll and related expenses                           $  2,285,834    $  3,017,009
    Accounts payable and other accrued expenses                       1,242,782       1,142,605
    Current maturities of long-term debt                                125,000         125,000
    Income taxes payable                                                165,913            --
                                                                   ------------    ------------
            Total current liabilities                                 3,819,529       4,284,614
                                                                   ------------    ------------

Long-Term Liabilities:

        Revolving credit line                                         4,462,000       2,622,000
        Long-term debt                                                   93,750         125,000
        Other long-term liabilities                                     166,246         197,795
                                                                   ------------    ------------
             Total long-term liabilities:                             4,721,996       2,944,795
                                                                   ------------    ------------

    COMMITMENTS AND CONTINGENCIES

Shareholders' equity
    Preferred stock, $1.00 par value per share,
        5,000,000 shares authorized                                        --              --
    Common Stock, $.001 par value per share, 10,000,000 shares
        authorized; 4,249,978 and 4,214,335 issued, respectively          4,250           4,214
    Additional paid-in capital                                       15,496,130      15,431,833
    Note receivable from officer                                       (397,782)       (397,782)
    Deficit                                                          (1,276,914)     (1,688,295)
    Treasury stock - 137,500 common shares at
        August 31, 1997 and May 31, 1997                               (278,922)       (278,922)
                                                                   ------------    ------------
            Total shareholders' equity                               13,546,762      13,071,048
                                                                   ------------    ------------
                                                                   $ 22,088,287    $ 20,300,457
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                                 --------------------
                                                 1997            1996
                                             ------------    ------------

[S]                                          [C]             [C]
Net revenues                                 $ 13,001,925    $ 12,563,160
                                             ------------    ------------
Operating costs and expenses:
    Costs of revenue                            8,506,282       8,220,195
    Selling, general and administrative         3,583,624       3,499,245
    Depreciation and amortization                 180,536         158,015
                                             ------------    ------------

Income from operations                            731,483         685,705

Interest expense, net                             (34,227)        (45,163)
Merger transaction costs                             --        (2,808,223)
                                             ------------    ------------

Income (loss) before income taxes                 697,256      (2,167,681)

(Provision) Benefit for income taxes             (285,875)        889,000
                                             ------------    ------------

Net income (loss)                            $    411,381    $ (1,278,681)
                                             ============    ============

Net income (loss) per common share           $       0.10    $      (0.33)
                                             ============    ============

Shares used in computing per share amounts      4,321,229       3,832,669
                                             ============    ============

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  Three Months
                                                                                 ended August 31
                                                                               -------------------
                                                                             1997            1996
                                                                          -----------    -----------
Cash flow from operating activities:
    Net income (loss)                                                     $   411,381    $(1,278,681)
                                                                          -----------    -----------
    Adjustments to reconcile net income (loss)  to net cash
        provided by operating activities:
          Provision for doubtful accounts                                      45,000         45,000
          Depreciation and amortization of property and equipment              70,531         55,077
          Amortization of intangible assets                                   110,005        102,938
          Deferred income taxes                                                  --          (39,909)
          Changes in operating assets and liabilities:
            (Increase) decrease in assets:
                Accounts receivable                                           893,557        607,471
                Prepaid expenses and other current assets                    (422,847)       191,473
                Income taxes receivable                                        73,738       (862,967)
                Other assets                                                   (5,595)       (17,948)
            Increase (decrease) in liabilities:
                Accrued payroll and related expenses                         (731,175)       139,275
                Accounts payable and other accrued expenses                   100,177      1,867,600
                Income taxes payable                                          165,913       (295,647)
                                                                          -----------    -----------
                   Total adjustments                                          299,304      1,792,363
                                                                          -----------    -----------

                   Net cash provided by operating activities                  710,685        513,682
                                                                          -----------    -----------

Cash flows from investing activities:
    Payments of costs related to discontinued operations                         --             (200)
    Purchase of property and equipment                                       (351,414)       (45,501)
    Increase in intangibles                                                      --         (191,594)
    Repayment of note receivable from officer                                    --            1,500
    Net proceeds from the sale of short-term investments                         --          110,000
                                                                          -----------    -----------
        Net cash used in investing activities                                (351,414)      (125,795)
                                                                          -----------    -----------

Cash flows from financing activities:
    Net proceeds (repayments of) from revolving credit line                 1,840,000     (1,225,000)
    Repayment of long-term debt                                               (31,250)       (31,250)

    Repayment of capital lease obligations                                    (31,549)          --
    Redemption of class B preferred shares                                       --         (341,436)
    Proceeds from issuance of common stock                                     64,333        163,451
                                                                          -----------    -----------
                    Net cash provided by (used in) financing activities     1,841,534     (1,434,235)
                                                                          -----------    -----------

Net (decrease) increase in cash and cash equivalents                        2,200,805     (1,046,348)

Cash and cash equivalents at beginning of period                              139,400      1,881,979
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $ 2,340,205    $   835,631
                                                                          ===========    ===========
Supplemental disclosures:
    Income taxes paid                                                     $   120,250    $   181,936
                                                                          -----------    ===========
    Interest paid                                                         $    74,601    $    78,000
                                                                          ===========    ===========

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1997 and the results of its operations and cash flows for the three month periods ended August 31, 1997 and 1996.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1997, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three month period ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Net Income (Loss) Per Share

         Net income (loss) per share has been computed by dividing net income
(loss) by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

Note 2:  Merger

         On August 23, 1996, the Company completed a merger to acquire Amserv Healthcare Inc. ("Amserv"), a health care service company which provides home care services in New Jersey and Ohio. In accordance with the Merger Agreement, each share of common stock of Amserv outstanding immediately prior to consummation of the merger was converted into .4090 shares of common stock of the Company. The total shares issued amounted to 1,410,731. The Company also assumed all outstanding options and other rights to acquire Amserv stock. All costs related to the merger amounted to $2,808,223. Unpaid amounts as of August 31, 1997 have been included in accounts payable, accrued expenses and accrued payroll and related expenses.

Note 3: Subsequent Event

         On September 9, 1997, the Company and Extended Family Care Corporation ("EFCC") consummated a merger (the "Merger") whereby the Company acquired control of EFCC pursuant to an Agreement and Plan of Merger dated as of January 3, 1997, as amended on April 6, 1997 (the "Merger Agreement"), among the Company, EFCC Acquisition Corp., a New York corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and EFCC. Under the Merger Agreement, EFCC was merged with and into Merger Sub, whereupon the separate existence of

EFCC ceased and all the assets of EFCC became the assets of Merger Sub. Consummation of the Merger followed approval by the shareholders of the Company and EFCC, which was obtained at separate shareholders meetings of the two companies held on September 9, 1997. The Merger was structured as a reverse triangular merger intended to qualify as a tax free reorganization.

         In connection with the Merger, each outstanding share of EFCC's Common Stock, par value $.01 per share ("EFCC Common Stock"), was converted into the right to receive .025907006 shares (the "Exchange Ratio") of the Company's Common Stock, par value $.001 per share ("Star Common Stock") and cash in the amount of $.063826051. Accordingly, the Company registered with the Securities and Exchange

Commission 1,077,778 shares of Star Common Stock which are to be issued to the former holders of EFCC Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1997.

Results of Operations.

         Quarter ended August 31, 1997 compared to quarter ended August 31,
1996.

         Total net revenues increased $438,765 or 3% to $13,001,925 for the quarter ended August 31, 1997 over net revenues of $12,563,160 for the quarter ended August 31, 1996. The increase in revenue for the quarter ended August 31, 1997 from the quarter ended August 31, 1996 is primarily attributable to growth in the New Jersey and Florida branches of the Company.

         The Company's decided shift towards Home Care (personal care, such as assistance with the activities of daily living (e.g., eating, walking and grooming), and skilled nursing services such as wound care and assistance with medications, injections and patient education) mirrors a changing social and economic attitude toward the de-institutionalization of patients. Due to the long hospital stays of some terminally ill patients and the greater costs associated with institutional treatment plans, the Company believes that the industry (i.e. hospital, insurance companies and home care agencies) trend is to find ways to care for patients in the home. The Company continues to devote its resources toward the growth in Home Care and believes this upward trend will continue in the future.

         Gross profit margins were approximately 35% for the quarters ended August 31, 1997 and 1996.


         Selling, general and administrative costs as a percentage of net revenues were 28% for the quarters ended August 31, 1997 and 1996.

         Income from operations increased $45,778 or 7% to $731,483 for the quarter ended August 31, 1997 compared with $685,705 for the quarter ended August 31, 1996. The increase in income from operations for the quarter ended August 31, 1997 from the quarter ended August 31, 1996 is attributable to the increase in revenues.

         Net income (loss) were $411,381 for the quarter ended August 31, 1997 compared to ($1,278,681) for the quarter ended August 31, 1996. The Company incurred a one-time charge of $2,808,223 for acquisition costs, legal fees and restructuring expenses associated with the merger with Amserv, which contributed to a net loss for the quarter ended August 31, 1996.

Financial Condition, Liquidity and Capital Resources

         As of August 31, 1997 cash and cash equivalents were $2,340,205 as compared with $139,400 at May 31, 1997. The net increase of $2,200,805 resulted primarily from proceeds from the revolving credit line in anticipation of the EFCC acquisition.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represent a substantial portion of current and total assets at August 31, 1997 and May 31, 1997.

         The Company currently has available a line of credit with a bank which allows for maximum borrowings of $8,000,000. This line of credit expires on October 31, 1998 and is subject to renewal. However, as the Company's business expands, additional financing may be required. Short-term borrowings at August 31, 1997 were $4,462,000 as compared to $2,622,000 at May 31, 1997.

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

         On September 9, 1997, the Company acquired Extended Family Care

Corporation ("EFCC"), a health care service company which provides Home Care services in New Jersey, New York and Pennsylvania. The Company paid $2,400,000 in cash and $4,850,000 in stock for EFCC. [See Note 3 of the Financial Statements]

         Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year. The Company believes that cash generated from operations, together with borrowings available under its existing line of credit, will be sufficient to meet its short-term and long-term liquidity needs.

         The Company is continually exploring possible acquisitions of compatible companies in the health care business. If any such acquisition were to be made with available cash, the Company's long-term liquidity would depend to a greater extent on cash flow and the line of credit.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits:

         27.  Financial Data Schedule

b. The Company filed no reports on Form 8-K during the quarter ended August 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            STAR MULTI CARE SERVICES, INC.

October 20, 1997                            By:    s/William Fellerman
                                               -----------------------------
      Date                                           William Fellerman
                                            Chief Financial Officer
                                            (Principal Financial Officer)