Form 10-Q
period 1997-11-30
STAR MULTI CARE SERVICES INC
filed 1998-01-14
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

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

              99 Railroad Station Plaza, Hicksville, New York 11801
              -----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (516) 423-6688
                                                     -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                   Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 13, 1998:

           Class                                   Number of Shares
           -----                                   ----------------
    Common Stock, $0.001 par value                     5,155,564

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                       Page
Part I - Financial Information

Item 1

Consolidated Balance Sheets as of November 30, 1997
 and May 31, 1997 ...................................................     3

Consolidated Statements of Operations for the three months
 and six months ended November 30, 1997 and 1996 ....................     4

Consolidated Statements of Cash Flows
   for the six months ended November 30, 1997 and 1996  .............     5

Notes to Consolidated Financial Statements ..........................     6-7

Item 2

Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................     7-8


Part II - Other Information

Item 6

Exhibits and Reports on Form 8-K ....................................     9

Signatures...........................................................     11

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            November 30,                  May 31,
                                                                                1997                       1997
                                                                        --------------------       ---------------------
ASSETS:                                                                      Unaudited                    Audited

     Current Assets:
        Cash and cash equivalents                                      $             845,191      $             139,400
        Accounts receivable, less allowance for doubtful accounts of
        $715,000 and $650,000 at November 30, 1997 and May 31,
        1997, respectively                                                        11,574,435                 11,260,466
        Prepaid expenses and other current assets                                    933,526                  1,406,328
        Deferred income taxes                                                      1,154,015                    950,015
        Income taxes receivable                                                    -                             73,738
                                                                       ---------------------      ---------------------
        Total current assets                                                      14,507,167                 13,829,947
                                                                       ---------------------      ---------------------


        Property and equipment, net of accumulated depreciation and amortization of $1,321,203 and $943,511 at November 30,
        1997 and May 31, 1997, respectively                                        1,804,480                  1,200,018
        Notes receivable from officer                                                 89,609                     93,353
        Intangible assets, net of accumulated amortization                        12,928,402                  4,954,334
        Other assets                                                                 227,237                    222,805
                                                                       ---------------------      ---------------------
                                                                       $          29,556,895      $          20,300,457
                                                                       =====================      =====================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
SHAREHOLDERS' EQUITY
     Current Liabilities:
        Accrued payroll and related expenses                           $           2,027,925      $           3,017,009
        Accounts payable and other accrued expenses                                2,049,878                  1,142,605
        Current maturities of long-term debt                                         125,000                    125,000
        Income taxes payable                                                         675,903                     -
                                                                       ---------------------      ---------------------
              Total current liabilities                                            4,878,706                  4,284,614
                                                                       ---------------------      ---------------------

     Long-Term Liabilities:

        Revolving credit line                                                      5,462,000                  2,622,000
        Long-term debt                                                                62,500                    125,000
        Other long-term liabilities                                                  150,293                    197,795
                                                                       ---------------------      ---------------------
              Total long-term liabilities                                          5,674,793                  2,944,795
                                                                       ---------------------      ---------------------

COMMITMENTS AND CONTINGENCIES
     Shareholders' equity
        Preferred stock, $1.00 par value per share, 5,000,000 shares
         authorized                                                                -                           -
        Common stock, $.001 par value per share, 10,000,000 shares
         authorized; 5,292,031 and 4,214,335 issued, respectively                      5,292                      4,214
        Additional paid-in capital                                                20,455,508                 15,431,833
        Note receivable from shareholder                                           (397,782)                  (397,782)
        Deficit                                                                    (780,700)                (1,688,295)
        Treasury stock - 137,500 common shares at November 30,
        1997 and May 31, 1997                                                      (278,922)                  (278,922)
                                                                       ---------------------      ---------------------
              Total shareholder's equity                                          19,003,396                 13,071,048
                                                                       ---------------------      ---------------------
                                                                       $          29,556,895      $          20,300,457
                                                                       =====================      =====================

       See accompanying notes to consolidated financial statements.
                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                Three Months Ended                    Six Months Ended
                                                                   November 30,                         November 30,
                                                        ----------------------------------   ----------------------------------
                                                              1997              1996              1997               1996
                                                        ----------------  ----------------   ---------------   ----------------

Net revenues                                            $     15,179,857  $     13,274,633   $    28,181,782   $     25,837,793
                                                        ----------------  ----------------   ---------------   ----------------
Operating costs and  expenses:
     Costs of revenue                                          9,866,454         8,694,502        18,372,736         16,914,698
     Selling, general and administrative                       4,086,536         3,575,059         7,627,260          7,074,303

     Depreciation and amortization                               268,761           158,898           449,297            316,913
                                                        ----------------  ----------------   ---------------   ----------------

Income from operations                                           958,106           846,174         1,732,489          1,531,879

Interest expense, net                                          (117,066)          (32,930)         (194,193)           (78,093)
Merger transaction costs                                        -                  -                 -              (2,808,223)
                                                        ----------------  ----------------   ---------------   ----------------

Income (loss) before income taxes                                841,040           813,244         1,538,296        (1,354,437)

(Provision) Benefit for income taxes                           (344,826)         (334,000)         (630,701)            555,000
                                                        ----------------  ----------------   ---------------   ----------------

Net income (loss)                                       $        496,214  $        479,244   $       907,595   $      (799,437)
                                                        ================  ================   ===============   ================

Net income (loss) per common share:
   Primary                                              $           0.10  $           0.12   $          0.19   $         (0.19)
                                                        ================  ================   ===============   ================
   Fully Diluted                                        $           0.10  $           0.12   $          0.19   $         (0.19)
                                                        ================  ================   ===============   ================

Weighted average number of shares:
   Primary                                                     5,204,241         4,150,444         4,761,497          4,150,444
                                                        ================  ================   ===============   ================
   Fully Diluted                                               5,207,476         4,150,444         4,763,115          4,150,444
                                                        ================  ================   ===============   ================





          See accompanying notes to consolidated financial statements.



                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months
                                                                                         Ended November 30,
                                                                          -----------------------------------------------------
                                                                                  1997                           1996

                                                                          ------------------------      -----------------------

Cash flow from operating activities:
    Net income (loss)                                                     $                907,595      $            (799,437)
                                                                          ------------------------      -----------------------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Provision for doubtful accounts                                                   133,735                     91,387
         Depreciation and amortization of property and equipment                           162,981                     96,900
         Amortization of intangible assets                                                 260,940                    220,013
         Deferred income taxes                                                              -                         (39,909)
         Changes in operating assets and liabilities:

             (Increase) decrease in assets:

              Accounts receivable                                                          561,144                     31,188
              Prepaid expenses and other current assets                                    572,558                    282,283
              Income taxes receivable                                                       73,738                   (597,125)
              Other assets                                                                  (4,432)                   254,922
         Increase (decrease) in liabilities:
             Accrued payroll and related expenses                                       (1,094,572)                  (161,339)
             Accounts payable and other accrued expenses                                  (856,054)                 1,021,702
             Income taxes payable                                                          675,903                   (295,647)
                                                                         -------------------------      ----------------------
                  Total adjustments                                                        485,941                    904,375
                                                                        --------------------------      ---------------------
                  Net cash provided by operating activities                              1,393,536                    104,938
                                                                        --------------------------      ---------------------

Cash flows from investing activities:
      Acquisition of a business, net of cash acquired                                   (2,940,462)                     -
    Payments of costs related to discontinued operations                               -                              (50,200)
    Purchase of property and equipment                                                    (591,446)                  (146,473)
    Increase in intangibles                                                            -                             (181,511)
    Repayment of note receivable from officer                                                3,744                      3,527

    Net proceeds from the sale of short-term investments                               -                              110,000
                                                                         -------------------------      ----------------------
        Net cash used in investing activities                                           (3,528,164)                  (264,657)
                                                                        --------------------------      ----------------------

Cash flows from financing activities:
    Net proceeds (repayments of) from revolving credit line                              2,840,000                 (1,380,000)
    Repayment of long-term debt                                                           (62,500)                    (62,500)
    Repayment of capital lease obligations                                                (47,502)                      -
    Redemption of class B preferred shares                                              -                            (341,436)
    Proceeds from issuance of common stock                                                 110,421                    243,549
                                                                         -------------------------      ----------------------
        Net cash provided by (used in) financing activities                              2,840,419                 (1,540,387)
                                                                         -------------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                                       705,791                 (1,700,106)


Cash and cash equivalents at beginning of period                                           139,400                  1,881,979
                                                                         -------------------------      ----------------------

Cash and cash equivalents at end of period                               $                 845,191      $             181,873
                                                                         =========================      ======================
Supplemental disclosures:
    Income taxes paid                                                    $                 326,781      $             328,436
                                                                         =========================      ======================
    Interest paid                                                        $                 172,055      $             126,000
                                                                         =========================      ======================


          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1997, results of its operations for the three month and six month periods ended November 30, 1997 and 1996 and cash flows for the six month period ended November 30, 1997.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1997, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three month and six month period ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Net Income (Loss) Per Share

         Net income (loss) per share has been computed by dividing net income
(loss) by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.


Note 2:  Mergers


         On August 23, 1996, the Company completed a merger to acquire Amserv Healthcare Inc. ("Amserv"), a health care service company which provides home care services in New Jersey and Ohio. In accordance with the Amserv Merger Agreement, each share of common stock of Amserv outstanding immediately prior to consummation of the merger was converted into .4090 shares of common stock of the Company. The total shares issued amounted to 1,410,731. The Company also assumed all outstanding options and other rights to acquire Amserv stock. All costs related to the merger amounted to $2,808,223. Unpaid amounts as of November 30, 1997 have been included in accounts payable, accrued expenses and accrued payroll and related expenses.


         On September 9, 1997, the Company and Extended Family Care Corporation ("EFCC") consummated a merger (the "Merger") whereby the Company acquired control of EFCC pursuant to an Agreement and Plan of Merger dated as of January 3, 1997, as amended on April 6, 1997 (the "EFCC Merger Agreement"), among the Company, EFCC Acquisition Corp., a New York corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and EFCC. Under the EFCC Merger Agreement, EFCC was merged with and into Merger Sub, whereupon the separate existence of EFCC ceased and all the assets of EFCC became the assets of Merger Sub. Consummation of the Merger followed approval by the shareholders of the Company and EFCC, which was obtained at separate shareholders meetings of the two companies held on September 9, 1997. The Merger was structured as a reverse triangular merger intended to qualify as a tax free reorganization.

         In connection with the Merger, each outstanding share of EFCC's Common Stock, par value $.01 per share ("EFCC Common Stock"), was converted into the right to receive .025907006 shares (the "Exchange Ratio") of the Company's Common Stock, par value $.001 per share ("Star Common Stock") and cash in the amount of $.063826051. The Company paid $2,400,000 in cash and issued 974,160 shares of common stock to EFCC shareholders for an aggregate purchase price of approximately $8,143,000 (which includes acquisition costs of approximately $893,000). The excess purchase price over the estimated fair value of the assets was approximately $7,057,000 and is being amortized over a period of up to 40 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1997.



Results of Operations.

         Quarter ended November 30, 1997 compared to quarter ended November 30, 1996.

         Total net revenues increased $1,905,224 or 14% to $15,179,857 for the quarter ended November 30, 1997 over net revenues of $13,274,633 for the quarter ended November 30, 1996. The increase in revenue for the quarter ended November 30, 1997 from the quarter ended November 30, 1996 is primarily attributable to the acquisition of EFCC and growth in the New Jersey and Florida branches of the Company.

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

         Gross profit margins were approximately 35% for the quarters ended November 30, 1997 and 1996.

         Selling, general and administrative costs as a percentage of net revenues were 27% for the quarters ended November 30, 1997 and 1996.

         Income from operations increased $111,932 or 13% to $958,106 for the quarter ended November 30, 1997 compared with $846,174 for the quarter ended November 30, 1996. The increase in income from operations for the quarter ended November 30, 1997 from the quarter ended November 30, 1996 is attributable to the increase in revenues.

         Net income was $496,214 for the quarter ended November 30, 1997 compared to $479,244 for the quarter ended November 30, 1996. The increase in net income for the quarter ended November 30, 1997 from the quarter ended November 30, 1996 is attributable to the increase in revenues for the quarter offset by higher interest expense from additional borrowings associated with the acquisition of EFCC.


Six months ended November 30, 1997 compared to six months ended November 30, 1996.

         Total net revenues increased $2,343,989 or 9% to $28,181,782 for the six months ended November 30, 1997 over net revenues of $25,837,793 for the six months ended November 30, 1996. The increase in revenue for the six months ended November 30, 1997 from the six months ended November 30, 1996 is primarily attributable to the acquisition of EFCC and growth in the New Jersey and Florida branches of the Company.


         Gross profit margins were approximately 35% for the six months ended November 30, 1997 and 1996.

         Selling, general and administrative costs as a percentage of net revenues were 27% for the six months ended November 30, 1997 and 1996.

         Income from operations increased $200,610 or 13% to $1,732,489 for the six months ended November 30, 1997 compared with $1,531,879 for the six months ended November 30, 1996. The increase in income from operations for the six months ended November 30, 1997 from the six months ended November 30, 1996 is attributable to the increase in revenues.

         Net income (loss) were $907,595 for the six months ended November 30, 1997 compared to ($799,437) for the six months ended November 30, 1996. The Company incurred a one-time charge of $2,808,223 for acquisition costs, legal fees and restructuring expenses associated with the merger with Amserv, which contributed to a net loss for the six months ended November 30, 1996.


Financial Condition, Liquidity and Capital Resources

         As of November 30, 1997 cash and cash equivalents were $845,191 as compared with $139,400 at May 31, 1997. The net increase of $705,791 resulted primarily from the increase in earnings for the period.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represent a substantial portion of current and total assets at November 30, 1997 and May 31, 1997.

         The Company currently has available a line of credit with a bank which allows for maximum borrowings of $8,000,000. This line of credit expires on October 31, 1998 and is subject to renewal. However, as the Company's business expands, additional financing may be required. Short-term borrowings at November 30, 1997 were $5,462,000 as compared to $2,622,000 at May 31, 1997.

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


         On September 9, 1997, the Company acquired Extended Family Care Corporation ("EFCC"), a health care service company which provides Home Care services in New Jersey, New York and Pennsylvania. The Company paid $2,400,000 in cash and $4,850,000 in stock for EFCC. [See Note 2 of the Financial Statements]

         Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year. The Company believes that cash generated from operations, together with borrowings available under its existing line of credit, will be sufficient to meet its short-term and long-term liquidity needs.

         The Company is continually exploring possible acquisitions of compatible companies in the health care business. If any such acquisition were to be made with available cash, the Company's long-term liquidity would depend to a greater extent on cash flow and the line of credit.

                           PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on September 5, 1997. The following matters were voted upon at the meeting:

1. A proposal to approve and adopt the Agreement and Plan of Merger dated as of January 3, 1997(the "Merger Agreement"), between Extended Family Care Corporation, a New York corporation ("EFCC") and STAR, providing for the merger (the "Merger") of EFCC with and into EFCC Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of STAR, and the transactions contemplated thereby;

     Vote
     ----
                                                          Broker
     For               Against          Abstain           Non-Votes
     ---               -------          -------           ---------

     1,753,105         46,893           16,836            1,456,998

2.   A proposal to adopt the following resolutions:

          RESOLVED, that the amendment to the Corporation's 1992 Stock Option Plan, as heretofore amended, to modify certain provisions to reflect conforming changes to the new rules under the rules promulgated under the Securities Exchange Act of 1934, as amended be, and it hereby is, adopted; and it is further


          RESOLVED, that the duly elected officers of the Company be, and each of them, hereby is authorized and directed to take any and all actions necessary to effect the amendment to the Company's 1992 Stock Option Plan.

     Vote
     ----

           For             Against                   Abstain
           ---             -------                   -------

         3,154,329         98,050                    21,453

3.   A proposal to adopt the following resolutions:

          RESOLVED, that the Non-Employee Director Stock Option Plan (the "Plan"), as described in the proxy statement delivered in connection with this Meeting be, and the same hereby is, adopted and approved.

          RESOLVED, that the directors and officers of the Corporation be, and each of them hereby is, authorized and empowered for, in the name and on behalf of the Corporation, to do and perform all such further acts and things as in the judgment of such officer shall be necessary, desirable or appropriate to carry out and effectuate the foregoing resolution.


     Vote
     ----

     For                        Against                   Abstain
     ---                        -------                   -------

     2,978,123                  276,241                   19,467

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits:

     27.  Financial Data Schedule

b.   Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated September 9, 1997, regarding the merger of Extended Family Care Corporation ("EFCC") into a wholly owned subsidiary of the Company. The following items were reported: Item 2. Acquisition or Disposition of Assets.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      STAR MULTI CARE SERVICES, INC.




January 14, 1998                      By:      s/William Fellerman
----------------                          ---------------------------------
      Date                                     William Fellerman
                                               Chief Financial Officer
                                               (Principal Financial Officer)