Form 10-Q
period 1998-02-28
STAR MULTI CARE SERVICES INC
filed 1998-04-20
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

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

                                                      Yes  /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 14, 1998:

            Class                                   Number of Shares
  Common Stock, $0.001 par value                       5,355,163

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX


                                                                                         Page
Part I - Financial Information

Item 1
Consolidated Balance Sheets as of February 28, 1998 and May 31, 1997 ..................     3

Consolidated Statements of Operations for the three months and nine months
   ended February 28, 1998 and 1997 ...................................................     4

Consolidated Statements of Cash Flows
   for the nine months ended February 28, 1998 and 1997  ..............................     5

Notes to Consolidated Financial Statements ............................................     6-8

Item 2

Management's Discussion and Analysis of Financial
   Condition and Results of Operations.................................................     8-13


Part II - Other Information

Item 4

Submission of Matters to a Vote of Security Holders....................................     13-14

Item 6

Exhibits and Reports on Form 8-K ......................................................     14

Signatures.............................................................................     15

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            February 28,                  May 31,
                                                                                1998                       1997
                                                                        --------------------       ---------------------
ASSETS:                                                                      Unaudited
     Current Assets:
        Cash and cash equivalents                                       $            613,361      $             139,400
        Accounts receivable, less allowance for doubtful accounts of
        $1,153,656 and $650,000 at February 28, 1998 and May 31,
        1997, respectively                                                        11,524,638                 11,260,466
        Prepaid expenses and other current assets                                    998,656                  1,406,328
        Deferred income taxes                                                      2,764,580                    950,015
        Income taxes receivable                                                    -                             73,738
        Total current assets                                                      15,901,235                 13,829,947
                                                                        --------------------      ---- ----------------

        Property and equipment, net of accumulated depreciation and amortization of $1,146,574 and $943,511 at February 28,
        1998 and May 31, 1997, respectively                                        1,966,121                  1,200,018
        Notes receivable from officer                                                 85,865                     93,353
        Intangible assets, net of accumulated amortization                        12,199,578                  4,954,334
        Other assets                                                                 226,534                    222,805
                                                                        $         30,379,333      $          20,300,457
                                                                        ====================      ==== ================

LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
        Revolving credit line                                           $          5,938,000      $           -
           Accrued regulatory costs, contractual adjustments and
              related expenses                                                     3,160,000                  -
        Accounts payable and other accrued expenses                                3,402,986                  1,142,605
        Accrued payroll and related expenses                                       2,721,416                  3,017,009
        Current maturities of long-term debt                                         125,000                    125,000
              Total current liabilities                                           15,347,402                  4,284,614
                                                                        --------------------      ---- ----------------

     Long-Term Liabilities:
        Revolving credit line                                                      -                          2,622,000
        Long-term debt                                                                31,250                    125,000
        Other long-term liabilities                                                  137,733                    197,795
              Total long-term liabilities                                            168,983                  2,944,795
                                                                        --------------------      ---- ----------------

COMMITMENTS AND CONTINGENCIES
     Shareholders' equity
        Preferred stock, $1.00 par value per share, 5,000,000 shares
        authorized                                                                 -                          -
        Common stock, $.001 par value per share, 10,000,000 shares
        authorized; 5,302,073 and 4,214,335 issued, respectively                       5,302                      4,214
        Additional paid-in capital                                                20,500,369                 15,431,833
        Note receivable from shareholder                                            (397,782)                  (397,782)
        Deficit                                                                   (4,966,019)                (1,688,295)
        Treasury stock - 137,500 common shares at February 28, 1998
        and May 31, 1997                                                            (278,922)                  (278,922)
              Total shareholder's equity                                          14,862,948                 13,071,048
                                                                        --------------------      ---- ----------------
                                                                        $         30,379,333      $          20,300,457
                                                                        ====================      ==== ================

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended                   Nine Months Ended
                                                                   February 28,                         February 28,
                                                        ----------------------------------   ----------------------------------
                                                              1998              1997              1998               1997
                                                        ----------------  ----------------   ---------------   ----------------

Net revenues                                            $     15,151,498  $     13,326,186   $    43,333,280    $    39,163,979
                                                        ----------------  ----------------   ---------------    ---------------

Operating costs and  expenses:
     Costs of revenue                                         10,659,693         8,710,173        29,032,429         25,624,871
     Selling, general and administrative                       5,513,067         3,520,720        12,980,596         10,503,636
     Provision for doubtful accounts                             962,055            57,169         1,095,790            148,556
     Regulatory costs, contractual adjustments
     and related expenses                                      3,254,515           -               3,280,511            -
     Restructuring and Termination                               362,718           -                 362,718            -
     Impairment of intangible assets                             380,000           -                 380,000            -
     Depreciation and amortization                               260,331           163,684           709,628            480,597
                                                        ----------------  ----------------   ---------------    ---------------
                                                              21,392,379        12,451,746        47,841,672         36,757,660
                                                        ----------------  ----------------   ---------------    ---------------

Income (loss) from operations                                (6,240,881)           874,440       (4,508,392)          2,406,319

Interest expense, net                                          (144,745)          (24,564)         (338,938)          (102,657)
Merger transaction costs                                        -                  -                 -              (2,808,223)
                                                        ----------------  ----------------   ---------------    ---------------

Income (loss) before income taxes                            (6,385,626)           849,876       (4,847,330)          (504,561)

(Provision) Benefit for income taxes                           2,200,307         (348,000)         1,569,606            207,000
                                                        ----------------  ----------------   ---------------    ---------------

Net income (loss)                                       $    (4,185,319)  $        501,876   $   (3,277,724)    $     (297,561)
                                                        ================  ================   ===============    ===============

Net income (loss) per common share:

    Basic                                               $         (0.79)  $           0.13   $        (0.69)    $        (0.08)
                                                        ================  ================   ===============    ===============

    Diluted                                             $         (0.79)  $           0.12   $        (0.67)    $        (0.07)
                                                        ================  ================   ===============    ===============


Weighted average number of shares:

    Basic                                                      5,296,940         3,966,785         4,756,939          3,946,379
                                                        ================  ================   ===============    ===============

    Diluted                                                    5,296,940         4,296,185         4,891,963          4,179,119
                                                        ================  ================   ===============    ===============

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months
                                                                                         Ended February 28,
                                                                        --------------------------------------------------------
                                                                                  1998                             1997
                                                                        ------------------------       -------------------------
Cash flow from operating activities:
    Net income (loss)                                                   $             (3,277,724)      $                (297,561)
                                                                        ------------------------       -------------------------
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
         Provision for doubtful accounts                                               1,095,790                         148,556
        Impairment of intangible assets                                                  380,000                              -
         Depreciation and amortization of property and equipment                         295,341                         164,792
         Amortization of intangible assets                                               414,287                         315,805
         Deferred income taxes                                                        (1,610,565)                       (601,126)
         Changes in operating assets and liabilities:
             (Increase) decrease in assets:
              Accounts receivable                                                       (351,114)                       (667,836)
              Prepaid expenses and other current assets                                  443,096                          31,300
              Income taxes receivable                                                     73,738                         (28,997)
              Other assets                                                                (3,729)                        291,571
         Increase (decrease) in liabilities:
                      Regulatory costs and related expenses                            3,160,000
             Accrued payroll and related expenses                                       (463,458)                        (88,621)
             Accounts payable and other accrued expenses                                 497,054                        (125,118)
             Income taxes payable                                                      -                                (295,647)
                      Other liabilities                                                -                               1,158,030
                                                                        --------------------------     --------------------------
                  Total adjustments                                                    3,930,440                         302,709
                                                                        --------------------------     --------------------------

                  Net cash provided by operating activities                              652,716                           5,148
                                                                        --------------------------     --------------------------

Cash flows from investing activities:
    Payments of costs related to discontinued operations                               -                                 (98,081)
    Acquisition of a business, net of cash acquired                                   (2,587,564)                     -
    Purchase of property and equipment                                                  (885,447)                       (314,593)
    Increase in intangibles                                                            -                                (177,327)
    Repayment of note receivable from officer                                              7,488                           5,580

    Net proceeds from the sale of short-term investments                              -                                  106,000
        Net cash used in investing activities                                         (3,465,523)                       (478,421)
                                                                        --------------------------     --------------------------


Cash flows from financing activities:
    Net proceeds (repayments of) from revolving credit line                            3,316,000                      (1,283,000)
    Repayment of long-term debt                                                          (93,750)                        (93,750)
    Repayment of capital lease obligations                                               (60,062)                     -
    Redemption of class B preferred shares                                            -                                 (341,436)
    Proceeds from issuance of common stock                                               124,580                         388,054
        Net cash provided by (used in) financing activities                            3,286,768                      (1,330,132)
                                                                       --------------------------      --------------------------


Net increase (decrease) in cash and cash equivalents                                     473,961                      (1,803,405)

Cash and cash equivalents at beginning of period                                         139,400                       1,881,979
                                                                       --------------------------      -------------------------

Cash and cash equivalents at end of period                             $                 613,361       $                  78,574
                                                                       =========================       =========================
Supplemental disclosures:
    Income taxes paid                                                  $                 533,031       $                 600,000
    Interest paid                                                      $                 317,570       $                 173,000
                                                                       =========================       =========================

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1998, results of its operations for the three month and nine month periods ended February 28, 1998 and 1997 and cash flows for the three month and nine month periods ended February 28, 1998.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1997, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three month and nine month period ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Net Income (Loss) Per Share

         During the quarter ended February 28, 1998 the Company adopted Financial Accounting Standards Board ("FASB') Statement No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings per share have been retroactively restated to reflect FASB No. 128 for all prior periods presented.

Note 2:  Reclassifications and Use of Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, workers' compensation and medical benefit reserves for its Self Funded Plans, other asset valuation allowances and certain liabilities. Management periodically re-evaluates the estimates inherent in certain financial statement amounts and may adjust accordingly. In the third quarter of 1998, Management estimated and recorded approximately a $885,000 adjustment to increase the allowance for doubtful accounts and approximately a $612,000 adjustment to increase the reserve for self funded workers' compensation and medical benefits.

Note 3:   Restructuring and Termination Costs

         The Company has adopted a plan to restructure and consolidate several of its operating locations and administrative functions within specific geographic areas. The plan, which will be completed by May 31, 1998, resulted in a charge in the third quarter of approximately $363,000. Amounts paid under the restructuring plan as of February 28, 1998 were approximately $11,000 consisting of severance and termination costs.

Note 4:  Merger

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

         In connection with the Merger, each outstanding share of EFCC's Common Stock, par value $.01 per share ("EFCC Common Stock"), was converted into the right to receive .025907006 shares (the "Exchange Ratio") of the Company's Common Stock, par value $.001 per share ("Star Common Stock") and cash in the amount of $.063826051. The Company paid $2,400,000 in cash and issued 974,160 shares of common stock to EFCC shareholders for an aggregate purchase price of approximately $7,928,000 (which includes acquisition costs of approximately $893,000). The excess purchase price over the estimated fair value of the assets was approximately $6,842,000 and is being amortized over a period of up to 40 years.

Note 5: Regulatory Costs and Contractual Adjustments

         a. In February 1998, Star Multi Care Services, Inc. (the "Company") was advised by its regulatory counsel that jurisdiction with respect to a previously disclosed audit (the "1997 Audit") of Star Multi Care Services of Florida, Inc. d/b/a American Health Care Services, the Company's Medicare agency, by the Office of Audit Services of the Office of Inspector General of the United States Department of Health and Human Services, which had previously been forwarded to the Civil Division of the United States Attorney for the Southern District of Florida (the "US Attorney") by the Medicare intermediary assigned to administer Medicare payments in Florida, has been relinquished by the US Attorney to the Medicare intermediary for recovery of an administrative overpayment.

         The Company has now been informed that the Medicare intermediary has assessed an administrative overpayment against the Company in the amount of $1,248,747 based on the 1997 Audit. The Company has appealed the administrative overpayment determination by pursuing administrative and judicial remedies. Such appeal could result in elimination or reduction of the overpayment amount. The Company's regulatory counsel has also advised that the Company has claims against third-parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of the Company in connection with such administrative overpayment. The Company has established a reserve, in the period ended February 28, 1998, for $1.25 million, in connection with the administrative overpayment

         b. The Company discovered errors in certain cost reports that had been previously submitted by the Company to the New York State Department of Social Services during the years 1993-1995, the basis of which served to determine the Medicaid reimbursement rates in respect of the Company for the years 1994-1996. Amended cost reports containing the correct data were submitted to the New York State Department of Health (the "DOH") in February 1998, which are expected to result in the DOH's retroactive recalculation of the Company's Medicaid reimbursement rate and imposition of a substantial overpayment assessment against the Company. The Company established a reserve, in the period ended February 28, 1998, for $660,000, in connection with this overpayment assessment.

         c. In August 1995, the Office of Deputy Attorney General for Medicaid Fraud Control initiated a personnel, clinical and billing investigation for the years 1992 through 1995. On December 3, 1997, the Company was advised by its counsel that the investigation, which was previously reported as pending, may be expanded through 1997 and that the Company was a target of a criminal investigation. In response to this, the Company conducted its own internal investigation and has revised its systems and has voluntarily disclosed the results of its internal investigation to the Office of Deputy Attorney General for Medicaid Fraud Control. The Company has established a reserve of $1,000,000 in connection with this matter. The amount accrued has been based upon information learned to date, additional information may be learned in the future which would require the Company to modify this amount.

         Management anticipates that these matters will be satisfactorily resolved.

         Included in regulatory costs and related expenses are approximately $370,511, of legal and professional fees incurred in connection with the matters discussed above.

Note 6: Impairment of Long Lived Assets

         During the period ended February 28,1998 the Company recorded a charge of $380,000 for the write down of various intangible assets related to its Medicare operations and the discontinuance of certain contracts related to a previously completed acquisition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1997.

         The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. These factors, as well as, future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

         In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their costs limits determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limits, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning January 1,1998. During the three months ended December 1997, various regulations and interpretations of the Budget Act were published which enabled the Company to calculate the potential impact on reimbursement of the new IPS cost limits. After analysis it was determined that these new limits will reduce reimbursement to the Company for the Medicare services it provides. During the three months ended February 28,1998, the Company developed a restructuring plan to aggressively respond to the new reductions in Medicare reimbursement by fundamentally reshaping the Company for long-term growth in the changing environment. After giving effect to restructuring efforts undertaken in the nine months of fiscal 1998, combined with service utilization adjustments projected for 1998, the Company expects to reduce costs to meet the reimbursement shortfalls without any further material adverse effect to the Company.

         The Company's Medicare-certified nursing agencies are subject to the Medicare/Medicaid surety bond requirement imposed by the Budget Act. The Company was required to have surety bonds in place no later than February 27,1998 for these agencies and has successfully complied with these requirements. Management estimates that the annualized cost of these surety bonds to be approximately $44,000. The purpose of the surety bonds is to serve as Medicare fraud and abuse deterrent. Additionally, there can be no assurance that any judgements, settlements or costs relating to future claims under these surety bonds will not have a material adverse effect on the Company's results of operations or financial condition.


Results of Operations.

         Quarter ended February 28, 1998 compared to quarter ended February 28, 1997.

         Total net revenues increased $1,825,312 or 14% to $15,151,498 for the quarter ended February 28, 1998 over net revenues of $13,326,186 for the quarter ended February 28, 1997. The increase in net revenue for the quarter ended February 28, 1998 from the quarter ended February 28, 1997 is primarily attributable to the acquisition of EFCC and growth in the New Jersey and Florida branches of the Company.

         The Company continues to expand its home health operations, as this sector of the health care industry continues to become a greater part of health care delivery system. In addition, the Company is also expanding its service mix to include pediatric nursing care which provides the Company with both niche marketing opportunities and greater gross margin potential. The Company continues its focus on development and enhancement of new service delivery models which provide for both decreased cost and increased profitability.

         Gross profit margin decreased to 30% for the quarter ended February 28, 1998 from 35% for the quarter ended February 28, 1997. The decrease in the gross profit margin is primarily attributable to an increase of approximately $512,000 in the reserve for self funded workers' compensation, a shift in allocating a greater percentage of workers' compensation expense to costs of revenue to reflect the occurrence of workers' compensation claims, and a reduction in visits performed and revenues generated by the Company's Medicare certified agency in Florida with gross profit margins of approximately 48%.

         Selling, general and administrative costs as a percentage of revenue increased to 36% for the quarter ended February 28, 1998, from 26% for the quarter ended February 28, 1997. The increase in selling, general, and administrative expenses as a percentage of revenues is attributable to: (i) an increase in the reserve for the self funded health and dental plan, (ii) an increase in the reserve for the self funded workers' compensation plan, (iii) a reduction in the overhead allocation to the Company's Medicare certified agency in Florida, (iv) increases in costs such as staffing in credit, collections and billing, management information systems, human resources, accounting and key management positions within the Company to support the Company's current and anticipated future growth, and (v) increased costs associated with implementing the Company's new policies and procedures over credit, collections, and billing functions and increases in insurance, telecommunications, and other operating expenses resulting from the growth in revenues. In effort to reduce operating costs the Company recorded a restructuring and termination charge during the three months ended February 28, 1998. See Note 3 "Restructuring and Termination Costs".

         Provision for Doubtful Accounts: The provision for doubtful accounts as a percentage of net revenues for the quarter ended February 28, 1998 was 6% compared to 0.4 % for the quarter ended February 28, 1997. A charge of approximately $885,000 was taken in the quarter ended February 28, 1998 to increase the allowance for doubtful accounts and reflects a more conservative position taken on accounts in excess of 180 days past due. The revision in the estimate for the Provision for Doubtful Accounts was considered necessary by the Company because the collection of these accounts had been slower than anticipated. The charge also reflects an increase to the bad debt provision rate for accounts receivable aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1998 (see Liquidity and Capital Resources).

         Regulatory recoupments, contractual adjustments and related costs for the quarter ended February 28, 1998, of $3,254,515, consist of, (i) a charge of $1,250,000 to reserve for an administrative overpayment assessed by the Medicare intermediary related to the Company's Medicare certified agency, (ii) a charge of $660,000 to reserve for potential overpayment assessments by the New York State Department of Health relating to discovered errors in previously filed costs reports for the 1993 through 1995 periods which are the basis for the Company's Medicaid reimbursement rates for the 1994 through 1996 period, (iii) a charge of $1,000,000 to reserve for a potential audit adjustment by the office of Deputy Attorney General for Medicaid Fraud Control, and (iv) $344,515 for legal fees related to the above matters. See Note 5 "Regulatory Costs and Contractual Adjustments".

         Restructuring and termination for the quarter ended February 28, 1998, consist of charges of approximately $363,000, relating to the Company's plan to restructure and consolidate several of its operating locations and administrative functions within specific geographic areas. See Note 3 "Restructuring and Termination Costs".

         Impairment of intangible assets for the quarter ended February 28, 1998, consists of a charge to income of $380,000 for the write down of various intangible assets related to its Medicare operations and the discontinuance of certain contracts related to a previously completed acquisition.

         Income (loss) from operations decreased to ($6,240,881) for the quarter ended February 28, 1998 from $874,440 for the quarter ended February 28, 1997. This decrease was attributable to charges for regulatory costs, contractual adjustments and related expenses, charges for restructuring and termination, charges for the impairment of various intangible assets, increases in the reserve for self funded workers' compensation and medical and dental plans, increases in selling, general and administrative expenses, and increases in provision for doubtful accounts.

         Net income (loss) was ($4,185,319) for the quarter ended February 28, 1998 as compared to $501,876 for the quarter ended February 28, 1997. This decrease was attributable to the decreased income from operations, and higher interest expense from additional borrowings associated with the acquisition of EFCC.


Nine months ended February 28, 1998 compared to nine months ended February 28, 1997.


         Total net revenues increased $4,169,301 or 11% to $43,333,280 for the nine months ended February 28, 1998 over net revenues of $39,163,979 for the nine months ended February 28, 1997. This increase was primarily attributable to the acquisition of EFCC and growth in the New Jersey and Florida branches of the Company.

         Gross profit margins decreased to 33% for the nine months ended February 28, 1998 from 35% for the nine months ended February 28, 1997. This decrease was primarily attributable to an increase of approximately $512,000 in the reserve for self funded workers' compensation, a shift in allocating a greater percentage of workers' compensation expense to costs of revenue to reflect the occurrence of workers' compensation claims, and a reduction in visits performed and revenues generated by the Company's Medicare certified agency in Florida with a gross profit margin of approximately 48%.

         Selling, general and administrative costs as a percentage of net revenues increased to 30% for the nine months ended February 28, 1998, from 27% for the nine months ended February 28, 1997. The increase in selling, general, and administrative expenses as a percentage of revenues is attributable to: (i) an increase in the reserve for the self funded health and dental plan, (ii) an increase in the reserve for the self funded workers' compensation plan, (iii) a reduction in the overhead allocation to the Company's Medicare certified agency in Florida, (iv) increases in costs such as staffing in credit, collections and billing, management information systems, human resources, accounting and key management positions within the Company to support the Company's current and anticipated future growth, and (v) increased costs associated with implementing the Company's new policies and procedures over credit, collections, and billing functions and increases in insurance, telecommunications, and other operating expenses resulting from the growth in revenues. In effort to reduce operating costs the Company recorded a restructuring and termination charge during the three months ended February 28, 1998. See Note 3 "Restructuring and Termination Costs".

         Provision for Doubtful Accounts: The provision for doubtful accounts as a percentage of net revenues for the nine months ended February 28, 1998 was 3% compared to 0.4 % for the nine months ended February 28, 1997. A charge of approximately $885,000 was taken in the nine months ended February 28, 1998 to increase the allowance for doubtful accounts and reflects a more conservative position taken on accounts in excess of 180 days. The revision in the estimate for the Provision for Doubtful Accounts was considered necessary by the Company because the collection of these accounts had been slower than anticipated. The charge also reflects an increase to the bad debt provision rate for accounts receivable aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1998 (see Liquidity and Capital Resources).

         Regulatory recoupments, contractual adjustments and related costs for the quarter ended February 28, 1998, of $3,254,515, consist of, (i) a charge of $1,250,000 to reserve for an administrative overpayment assessed by the Medicare intermediary related to the Company's Medicare certified agency, (ii) a charge of $660,000 to reserve for potential overpayment assessments by the New York State Department of Health relating to discovered errors in previously filed costs reports for the 1993 through 1995 periods which are the basis for the Company's Medicaid reimbursement rates for the 1994 through 1996 period, (iii) a charge of $1,000,000 to reserve for a potential audit adjustment by the office of Deputy Attorney General for Medicaid Fraud Control, and (iv) $344,515 for legal fees related to the above matters. See Note 5 "Regulatory Costs and Contractual Adjustments".

         Restructuring and termination for the nine months ended February 28, 1998 consist of a charge to income of approximately $363,000, relating to the Company's plan to restructure and consolidate several of its operating locations and administrative functions within specific geographic areas. See Note 3 "Restructuring and Termination Costs".

         Impairment of intangible assets for the nine months ended February 28, 1998, consists of a charge to income of $380,000 for the write down of various intangible assets related to its Medicare operations and the discontinuance of certain contracts related to a previously completed acquisition.


         Income (loss) from operations decreased to ($4,508,392) for the nine months ended February 28, 1998 from $2,406,319 for the nine months ended February 28, 1997. This decrease was attributable to charges for regulatory costs, contractual adjustments and related expenses, charges for restructuring and termination, charges for the impairment of various intangible assets, increases in the reserve for self funded workers' compensation and medical and dental plans, increases in selling, general and administrative expenses, and increases in provision for doubtful accounts.

         Net loss was ($3,277,724) for the nine months ended February 28, 1998 compared to $(297,561) for the nine months ended February 28, 1997. The increase in net loss was attributable to the increase in loss from operations, and higher interest expense from additional borrowings associated with the acquisition of EFCC.

Financial Condition, Liquidity and Capital Resources

         As of February 28, 1998 cash and cash equivalents were $613,361 as compared with $139,400 at May 31, 1997. The net increase of $473,961 resulted primarily from additional borrowings on the Company's revolving credit line.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represent a substantial portion of current and total assets at February 28, 1998 and May 31, 1997.

         Management's quarter-end accounts receivable analysis includes a review of aging trends and the aggregate amounts and timing of cash applications, bad debt write-offs and revenue adjustments. Based on such analyses Management estimated and recorded in the quarter ending February 28, 1998 approximately

$885,000 adjustment to increase the allowance for doubtful accounts (see Results of Operations).

         The Company currently has a line of credit with a bank which allows for borrowings of up to $8,000,000 (the "Credit Agreement"). Pursuant to the Credit Agreement, the amount the Company may borrow is limited up to 80 percent of eligible receivables under 120 days old. The Credit Agreement provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of February 28, 1998, the Formula equaled approximately $6,558,000 and the outstanding balance of the funds advanced to the Company pursuant to the Credit Agreement, as of such date, was $5,938,000. To date, total borrowings under the Credit Agreement equal $6,188,000.

         As of February 28, 1998, the Company was in technical default of the Credit Agreement due to violation of certain financial covenants contained in the Credit Agreement. The Lender has not waived the violations, however it is the Company's belief that they have no intention of calling the line of credit in the near term. The Company is continuing to pursue a waiver of the violations, but until such time, the Company may not borrow any additional funds under the line of credit.

         The Credit Agreement expires on October 31, 1998 and will not be renewed. The Company is currently working to replace the Credit Agreement. The Company has received a non-binding letter of intent from an alternative financing source to replace the Credit Agreement. The Company has reclassified the bank debt as a current liability because of the technical default of the Credit Agreement.

         The Company feels that the results of operations in the ensuring twelve months will provide sufficient excess cash flow to satisfy its working capital requirements. However, should the Company be unable to replace the Credit Agreement with another lender, the Company will not have sufficient working capital to repay the money owed to its present lender.

         The Company intends to meet its long-term liquidity needs through available cash, cash flow and a new credit facility. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms.

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



                           PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Share holders on December 10, 1997. The following matters were voted upon at the meeting:

1. The following slate of nominees stood for election to the Board of Directors:

                                  For                              Withheld

Stephen Sternbach                 3,651,343                        30,894
William Fellerman                 3,654,320                        27,917
Charles Berdan                    3,652,913                        29,324
John P. Innes II                  3,652,913                        29,324
Matthew Solof                     3,652,228                        29,009
Melvin L. Katten                  3,654,343                        27,894
Gary L. Weinberger                3,653,320                        28,917
Ivan Kaufman                      3,654,320                        27,917


2. The ratification of the appointment of Holtz Rubenstein & Co., LLP. as independent certified accountants and auditors of the Corporation for the fiscal year ending May 31, 1998.

               For                  Against                    Abstain

         3,648,823                    6,486                     26,928

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits

         27 Financial Data Schedule

b. Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated November 10, 1997 reporting Item 5. Other Information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            STAR MULTI CARE SERVICES, INC.



April 20, 1998             By:   /s/William Fellerman
--------------                -------------------------
      Date                          William Fellerman
                                    Secretary and Chief Financial Officer
                                    (Principal Financial Officer)