Form 10-K
period 1998-05-31
STAR MULTI CARE SERVICES INC
filed 1998-09-14
CIK 874038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ______________________


                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
-------------------------------------------------------------------------------
                       (Name of Registrant in its charter)

          New York                                      11-1975534
----------------------------------                --------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 99 Railroad Station Plaza, Hicksville, New York                    11801
--------------------------------------------------             ---------------
     (Address of principal executive office)                      (Zip Code)

Issuer's telephone number, including area code:      (516) 938-2016
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of Each Class               Name of each exchange on which registered

  Common Stock, par value                   Nasdaq National Market System
     $.001 per share                  ------------------------------------------
----------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On September 10, 1998 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates, (3,750,391 shares) was $4,453,589 (based upon the average bid and asked prices of the Common Stock on such date on the Nasdaq National Market System).

As of September 10, 1998, the Registrant had 5,228,122 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

                                     PART I

Item 1. Description of Business

General


         Star Multi Care Services, Inc. (the "Company") is in the business of providing professional and para-professional home health care personnel services to elderly, ill and physically challenged individuals in their homes, and to a lesser extent the Company provides health care facility staffing services for hospitals and nursing homes. The Company is licensed and / or certified in five states to provide a full array of health care personnel services, which include registered nurses, licensed practical nurses, home health aide,nurse aide, and personal care aide services. In some states the Company is also licensed and / or certified to provide physical therapy, speech therapy, occupational therapy, respiratory therapy, and medical social work services.

         Star maintains 15 licensed offices within the five States it operates in, which include New York (5 offices), New Jersey (5 offices), Pennsylvania (1 office), Ohio (1 office), and Florida (3 offices). Additionally, Star also maintains certified home health agency operations in Florida, Pennsylvania, and Ohio. The Florida certified operations maintains a separate office facility while the Pennsylvania and Ohio certified operations are conducted from common office facilities with the licensed office in that region. Star maintains full functionality for service provision across the Company 7 days a week 24 hours a day. Combined through these offices Star employs approximately 5,000 full-time and part-time employees and services over 10,000 clients annually.

         The Company was established and has been in business since 1938 and was purchased by present management in 1987 at which time the primary focus of the organization was the provision of facility staffing and private duty nursing services. After the Company was acquired, management successfully secured, in 1989, New York State Department of Health approval as a licensed home care services agency in the five boroughs of New York City. This expanded the Company's scope of services into the home care market. In 1991, the Company expanded its licensed operations to Nassau County, New York and in 1992 became an approved provider of medicaid personal care services in Nassau County. In addition, the Company was accredited by the Joint Commission on Accreditation of Health Care Organizations (JCAHO) in 1992, attesting to the Company's commitment to quality.

         The Company grew through a series of acquisitions that began in 1992 with the acquisition of certain assets from Unity Healthcare Holding Company, Inc. and its subsidiaries (Unity). This expanded the Company's operations within its existing New York and the adjacent New Jersey markets by adding new contract rights for provision of home care services. In addition, the Unity acquisition added new operations in the state of Florida that included certification to provide services and receive reimbursement under the Medicare program in the counties of Broward, Dade, and Monroe. The Company also added non-certified licensed operations in the state of Florida through this acquisition.

         In 1993, the Company further expanded its home care operations in Nassau County, New York, through the acquisition of certain assets of DSI Health Care Services, Inc. (DSI). This acquisition added new contract relationships within Nassau County with facility based certified home health care agencies, long term home health care programs, and hospices as well as expanded the Company's existing Medicaid operations within the County.

         In May of 1995, the Company acquired certain assets of Long Island Nursing Registry, Inc. ("LINR") which again augmented its existing operations in Nassau County by adding new contracts and expanding existing contract relationships. The acquisition of LINR expanded Company operations into the new markets of Suffolk and Onondaga (Syracuse Area) counties for provision contract Medicaid personal care services, Medicaid skilled nursing services and a variety of contracts with facility based certified home health agencies, long term home health care programs, and hospice programs. The acquired assets included all of the fixed assets, certain of the contract and intellectual property rights and all of the records, customer and personnel lists, files, and books with respect to or in connection with the health care business conducted by LINR. Finally, this acquisition added an expand depth in operational, clinical, and information system management staff.

         In August of 1996, the Company and Amserv Health Care, Inc. ("Amserv") consummated a merger whereby the Company acquired control of Amserv, which resulted in Amserv becoming a wholly owned subsidiary of the Company. This acquisition expanded the Company within the New Jersey market by adding five new office locations in New Jersey and as well as adding new market operations with one office in Ohio. Amserv Health Care of New Jersey, Inc., a wholly owned subsidiary of Amserv, is a provider of Medicaid and Medicaid waiver reimbursed para-professional services, contract services with certified home health agencies and hospice programs, as well as, a provider of both home care and facility staffing services for skilled professional nursing services. Amserv Health Care of Ohio, Inc., a wholly owned subsidiary of Amserv, provides similar services and is both Medicaid approved and Medicare certified.

         In the current reporting year, the Company completed one acquisition. On September 9, 1997 the Company consummated an Agreement and Plan of Merger dated January 3, 1997 (the "Merger Agreement") with Extended Family Care Corporation ("EFCC"). The Merger Agreement between the Company and EFCC provided for the merger of EFCC Acquisition Corp. ("Merger Sub"), a New York Corporation and a wholly-owned subsidiary of the Company, with EFCC, with EFCC merging with and into the Merger Sub. Upon completion of the Merger each share of EFCC Common Stock, par value $.01 per share (the "EFCC Common Stock"), which was issued and outstanding immediately prior to the effective time of the Merger ("Effective Time") was converted into the right to receive the following consideration: (a) cash equal to (x) $2,400,000 divided by (y) the number of shares of EFCC Common Stock issued and outstanding prior to the Effective Time increased by the number of additional shares of EFCC Common Stock that would have to be issued and outstanding immediately prior to the Effective Time that which EFCC Share Number shall not be less than 37,600,000; and (b) the amount of shares of Common Stock of the Company equal to: (1) such number of shares of the Company's Common Stock as had an aggregate market price, calculated in accordance with the terms of the Merger Agreement, equal to $4,850,000 divided by (2) the EFCC Share Number.

         The EFCC acquisition added to the Company's existing New York and New Jersey operations as well as expanded these operations by introducing new service contracts that were similar to and compatible with existing para-professional contracts in these regions. Additionally, the Company added new market operations in the state of Pennsylvania in the Allentown area. This particular office predominately specializes in the provision of skilled pediatric nursing services. This office is both Medicaid approved and Medicare certified.

         The following table sets forth the Company's net revenues for Home Care and Hospital Staffing services for the fiscal years ended May 31, 1998, 1997 and 1996:

                                                                  Fiscal Year Ended May 31,
                                                    ----------------------------------------------------
                                                      1998                    1997               1996
                                                   ----------            -------------       -----------
Net Revenue
    Home Care                                     $56,265,019            $52,022,482         $47,897,228
    Hospital Staffing                               1,484,801                940,783           1,265,706

Percentage of Net Revenues
    Home Care                                             97%                    98%                 97%
    Hospital Staffing                                      3%                     2%                  3%

Organizational Restructuring Changes

      The Company has been confronted with a variety of regulatory and reimbursement changes as well as internal and governmental audit findings which necessitated that the Company implement an internal operating restructuring both in the areas of information technology and personnel over the last 12 months.

      All field offices were placed on the same operating software for client intake, scheduling, personnel and clinical database management, billing and compliance. The Company chose an industry tested and respected product for front office operations that is compatible with future regulatory and accreditation requirements. This front office software product will transmit data to our Resource Center into one new accounting system, which collects all financial, accounting and general ledger data. At the present time approximately one half of the offices are transmitting data to the Resource Center in this format, with full integration of all offices anticipated by November 1998.

      Another component of the Company's restructuring plan, included the accounting, operational and clinical management team which has been modified or replaced to include known industry professionals with a variety of health care skills and expertise. This included the Resource Center which is responsible for payroll, billing and collection activities for the organization which was restructured in its entirety by reducing staff by more than 40% as the result of automation and job description efficiencies, while simultaneously initiating new operational policies and procedures designed to insure accuracy and integrity in work processes.

      Finally from a compliance perspective management implemented a three tier compliance structure which includes a:

Corporate Patient Care Committee, which reviews and establishes new policy and procedures, and reviews internal audit findings by department and branch.

Regional Quality Improvement Audit Committees, which conduct a series of operational, financial, clinical, and personnel audits across all offices and departments. These audits test all regulatory and operational aspects of these areas with all findings reported to the Corporate Compliance Director.

Corporate Compliance Program, which provides for a Director of Corporate Compliance who reports directly to the Board of Directors. This program provides an additional layer of internal audits, investigation and reporting on all aspects of operation.

Customer Base

         The Company has four types of customers, which form the base of its referral source. The customer base includes federal and state funded public assistance programs (Medicare, Medicaid), other third party payers (subcontracts), insurance companies and private pay customers.

         A substantial portion of the Company's revenues are derived from home health care services provided to patients who are eligible for Medicaid and Medicare services referred to the Company through contract or subcontract relationships. The Company maintains state and/or county approval and/or contracts in New York, New Jersey, Ohio, and Pennsylvania for provision of professional and para-professional Medicaid services which include registered nurse, licensed practical nurse,home health aide, personal care aide, homemaking, and live-in companion services. Each state maintains its own initial approval and annual reapproval criteria, which are subject to audit or accreditation processes. These services are reimbursed directly by state and/or local government and represent a combination of federal, state and local funding. Clients are referred to the Company by physicians, hospital discharge planning departments, and community based medical service organizations. The majority of the business in the states of New York, New Jersey, Ohio, and Pennsylvania is Medicaid reimbursed. If a contract were to be lost or an annual approval/accreditation not secured, it could have a material and adverse effect on the Company's operating results.

         The Company is also federally certified to provide certified home health agency services for which the Company is directly reimbursed by Medicare. The Company maintains this certification in the states of Florida, Ohio, and Pennsylvania, with client referrals coming from physicians, hospital discharge planning departments, and community based medical service organizations.

         During the fiscal years ended May 31, 1998, 1997, and 1996, 61%, 59%, and 59%, respectively of the Company's revenue were attributable to Medicare, Medicaid and other governmental programs. The increase in the most recent fiscal year is attributable to the full impact of the Amserv operations and approximately nine months of the EFCC operations in fiscal year 1998.


         The Company's next largest customer base is derived from other third party payers which consist of subcontracting relationships for provision of personnel with community and facility based organizations who are reimbursed directly by Medicaid, Medicare, and to some extent insurance. This type of subcontract relationship is maintained with certified home health agencies, long term home health care programs, hospice programs, health maintenance organizations ("HMOs"), and Case Management Organizations. Referrals and reimbursement for client care comes directly from these facilities that in turn are reimbursed by Medicare, Medicaid, or insurance companies. This source has accounted for 19%, 24% and 25% of revenue for fiscal years 1998, 1997, and 1996 respectively.

         The insurance segment of the Company's business represented 18%, 16% and 15% of the Company's revenue in 1998, 1997, and 1996, respectively. This business is made up of a mix of long term care insurance, workers' compensation insurance, HMO, preferred provider organizations ("PPO"), and general health insurance policies which provide a home health care service benefits. Insurance referrals can come directly through contractual relationships with insurance companies, network alliances, physicians, and hospital based discharge planners.

         Private pay customers have represented approximately 2%, 1% and 1% of the Company's revenue in 1998, 1997, and 1996, respectively. These clients for a variety of reasons which include ineligibility for public assistance or to supplement services provided by Medicare or insurance programs have elected to pay part or all of their care out of pocket. These customers come predominantly through referrals from physicians, hospital discharge planners, and community-based organizations.

Marketing and Sales

         The Company maintains marketing activities in each of the five states it operates in and concentrates its efforts through the use of regional marketing teams. The Company believes in the use of office specific operational plans for the management and marketing of regional sales. The individual office operational plan format provides for the comprehensive approach to office growth, marketing, and recruitment, as well as the clinical and fiscal operation of each office. The plan objective is to maximize internal growth and assure clinical/fiscal integrity. The plan serves as the framework for development of a continual process for quality and performance improvement in all areas of responsibility including marketing. The marketing component of the plan identifies all potential referral sources and establishes a systematic referral source contact strategy across the marketing and office staff. The plan is continually reassessed and refined to ensure success, and serves as an evaluation tool to identify strengths as well as areas needing organizational support.

         Star maintains regional marketing staff that focus on the sales and marketing component goals of these plans. Star markets to the key representatives of the contracting institutions, hospital discharge planning departments, insurance companies, community-based facilities, and physicians to secure contractual and referral relationships. Representatives visit targeted facilities and programs maintaining the Company presence with existing referral sources and acting as the first line of communication with new referral sources. Beyond the traditional personnel services offered by the industry the Company offers facility staffing, Shared Aide Team Model services and a Pediatric specialty program. From an operational perspective the Company markets quality benchmarks as demonstrated by its Joint Commission accreditation (JCAHO) and a full functioning Corporate Compliance Program. The marketing representatives are supported by print and radio advertising, direct mailing, and attendance at trade shows and regional health care functions.

Competition

         The home health care and facility staffing industry has a variety of local, regional and national organizations, which comprise the Company's competition base. The Company has numerous competitors in each of the markets it serves, however regulatory and reimbursement changes are causing consolidation within the industry at this time. Smaller local and regional operations are finding it increasingly difficult to remain in the market. Larger national companies with substantially greater financial resources are continued to be viewed by the Company as its major competitors.

         Competition is based both on the quality of care provided to clients and the price structure offered by the organization. The Company believes that it has developed and maintains high quality standards through its operational, clinical, and compliance policies, procedures and activities. Cost effectiveness in operation, achieved through improved automation platforms, new service delivery models, and economies of scale has enabled the Company to be aggressive in its pricing structures.

Government Regulations, Licensing and Audits

         The Company's business is subject to substantial and frequently changing regulations by federal, state, and local authorities, which require significant compliance responsibilities by the Company. Each state in which the Company operates maintains its own form of licensing standards and may maintain Certificate of Need ("CON") or other Medicare requirements specific to the state which are above the minimum standard requirements established by the federal government for participation in the Medicaid and Medicare programs. The imposition of more restrictive regulatory requirements or the denial or revocation of any license, certification, Medicaid or Medicare approval, or permit necessary for operation in a particular market could have a material adverse effect on the Company's operations. In addition, any future expansion into new markets would require the Company to comply with all licensing, and/or CON requirements and other regulations pertinent to that jurisdiction.

         The Company maintains all applicable licenses for provision of home care and facility staffing services in the states of New York, New Jersey, Pennsylvania, Ohio, and Florida. In addition, the Company maintains Medicare Certification in certain offices and counties in the states of Ohio, Pennsylvania, and Florida, with Florida maintaining CON requirements. As a provider of services under the Medicare as well as some state Medicaid programs the Company is required by the U.S. Health Care Financing Administration and/or state health departments to prepare cost reports reflecting annual expenditures and development of capital expenditure plans. The regulatory agencies of the states in which the Company operates require compliance with certain regulations and standards with respect to health care personnel records, client records, nursing and administrative supervision, incident and complaint monitoring and follow-up, and the establishment of professional advisory boards. Additionally, both federal and state Anti-kickback regulations exist which must be complied with.

         With participation in the Medicare and Medicaid programs the Company is subject to survey and audit of operational, clinical and financial records with respect to proper applications of general regulations governing operation, cost reporting criteria, and other payment formulas. These audits can result in retroactive adjustments for payments received from these programs resulting in either amounts due to governmental agencies from the Company or amounts due to the Company as adjustments from the governmental agency.

         Effective in January 1998, the Company was required to comply with a new payment formula or reimbursement under the Medicare program. This payment formula, termed the Interim Payment System ("IPS"), for Medicare was developed by the U.S. Health Care Financing Administration (HCFA) to serve as a middle step, as the government moved from a cost based reimbursement system to a episodic disease based Prospective Payment System (PPS). In addition, to the imposition of IPS, which set per patient limits on Medicare home care reimbursements, HCFA also revised regional cost limits which combined with IPS had a significant effect in reducing revenue and reimbursement for the Company's Florida based certified home health agency from approximately $8.4 million in revenue during the fiscal year ended May 31, 1998, to approximately $5.4 million in corresponding reimbursement and revenue for fiscal year ended May 31, 1999. The Company has restructured its Florida Medicare operation to function under both the IPS and the revised cost limits. However, congressional debate over the appropriateness and fairness of retroactive establishment and imposition of regulations associated with IPS and the changes in the cost limits could bring further modification and or adjustments that may have a material adverse effect on the Company's operations.

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

Employees

         As of September 11, 1998, the Company had approximately 260 permanent employees. The Company also has a roster of temporary professional and para-professional employees (including registered nurses, licensed practical nurses, certified home health aides, certified personal care workers and nurses' aides). In the past, certain of the Company's registered nurses were compensated on an independent contractor basis. However, the Company currently treats such persons as employees. The Company has no union contracts with any of its employees and believes that its relationship with its employees and independent contractors is good. The Company pays its temporary employees at rates that it believes are competitive.

Item 2.  Description of Property

         The Company leases a total of 16 facilities in five states. The Company believes that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to continue its existing operations.

         The following table describes the location and current use of each of the Company's leased facilities as of September 11, 1998:


          Location                                            Description
          --------                                            -----------
     New York Facilities
      Brooklyn                               Nursing and Para-professional Services
      Hicksville                             Corporate Offices and Nursing and Para-professional Services
      Long Beach                             Nursing and Para-professional Services
      Huntington                             Nursing and Para-professional Services
      Syracuse                               Nursing and Para-professional Services

     New Jersey Facilities
      Edison                                 Administration and Nursing and Para-professional Services
      Elizabeth                              Nursing and Para-professional Services
      Elmwood Park                           Nursing and Para-professional Services
      South Orange                           Nursing and Para-professional Services
      Union City                             Nursing and Para-professional Services

     Florida Facilities
      Lake Worth                             Nursing and Para-professional Services
      Hollywood                              Nursing and Para-professional Services
      Miami Lakes (License)                  Administration and Nursing and Para-professional Services
      Miami Lakes (Certified)                Administration and Nursing and Para-professional Services

     Ohio Facility
      Mansfield                              Nursing and Para-professional Services

     Pennsylvania Facility
        Allentown                            Nursing and Para-professional Services


      Item 3.  Legal Proceedings

         A lawsuit was filed on November 14, 1996 in San Diego Superior Court (Case No. 705475), by Eugene J. Mora against Amserv, the Company, William Fellerman and Stephen Sternbach (the "Mora Action"). Mr. Mora alleged that he was the President and Chief Executive Officer of Amserv at the time of the merger between Amserv and the Company and that his employment contract with Amserv was breached when he was terminated by Amserv and the Company following the Merger.

         The complaint, which is for an aggregate of $2,500,000, alleged that pursuant to his employment contract, upon termination he would be entitled to five years of continued salary at $298,000 per year; an annual car allowance of $450 per month for the five year period; payment for unutilized vacation days for a total of $112,000; the cash value of a whole life policy of life insurance, which premiums had been paid by Amserv, for an approximate value of $350,000; and approximately $48,000 in various fringe benefits. Mr. Mora further alleged that he had a contract which would result in him being hired as a consultant upon termination and this too was breached. Under this allegation, Mr. Mora seeks damages for two years consulting fee at $129,200 per year. Mr. Mora also seeks punitive damages, penalties and reimbursement of attorneys' fees.

On March 4, 1998, before the Court, the parties in the Mora Action settled this suit under the following terms: (a) the Company shall make payments to Mr. Mora's law firm for Mr. Mora's legal fees in the amount of $210,000 payable in four installments, (b) the Company shall make payments to Mr. Mora totaling $1,454,100 in thirty-eight monthly installments, (c) all stock options previously issued to Mr. Mora shall be terminated and replaced with one stock option providing Mr. Mora the right to purchase up to 90,000 shares of the Company's common stock at the fair market price as of March 3, 1998, (d) release by the Company of any claims the Company has to any funds previously paid to Mr. Mora under his Employment Agreement and Consulting Agreement, (e) reimbursement by the Company of all medical expenses incurred by Mr. Mora for a period of forty-three months from March 3, 1998, (f) the Company shall provide medical insurance for Mr. Mora and his spouse for the remainder of Mr. Mora's life, (g) assignment of the key man insurance policy insuring the life of Mr. Mora, subject to the outstanding loan of $413,881.22, (h) Mr. Mora shall enter into a modification of the previous non-compete agreement with the Company in exchange for the forgiveness of a debt of approximately $400,000 owed the Company. The debt will be forgiven in equal increments in the years 2002, 2003, 2004 and 2005, (i) assignment by Mr. Mora to the Company of a whole life policy, including any cash value, (j) the Mora Action shall be dismissed with prejudice.

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

      The Company has been informed that the Medicare intermediary has assessed an administrative overpayment against the Company in the amount of $1,248,747 based on the 1997 Audit. The Company has appealed the administrative overpayment determination by pursuing administrative and judicial remedies. Such appeal could result in elimination or reduction of the overpayment amount. The Company's regulatory counsel has also advised that the Company has claims against third-parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of the Company in connection with such administrative overpayment. The Company has established a reserve, in the period ended February 28, 1998, for $1.25 million, in connection with the administrative overpayment. Management expects this matter to be satisfactorily resolved.

      On July 16, 1998, Star was advised that an audit of American Health Care Services, Star's Medicare agency, was being commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was being conducted in conjunction with the United States Attorney's Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. A similar audit commenced during May of 1997 for its submitted claims during 1993. Star has been advised by Broad and Cassel ("Regulatory Counsel") that they have been in contact with the Office of Inspector General and the Assistant United States Attorney assigned to this matter, and there is no way to determine at this time the extent of Star's liability. Regulatory Counsel has advised Star that it may litigate or appeal any determination of liability and pursue claims against third parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of Star. Management anticipates that this matter should be satisfactorily resolved. This is grounded upon the advice of Regulatory Counsel to the Company as to the (1) the resolution of similar types of audits or claims based upon their experience in the health care industry, handling appeals of these determinations and dealing with similar matters before the Office of Inspector General and the Department of Justice, even though there has not been a final determination of liability, and there can be no assurance as to the ultimate liability; and (2) the fact that Star will have the right, whether or not this audit or claim is resolved in whole or in part in Star's favor, to appeal or litigate any liability, determination and pursue a claim against third-party independent contractors and other parties that may have rendered services to Star, even though there is no assurance that any such claims would ultimately be collectible.

         In August 1995, the Office of the New York State Deputy Attorney General for Medicaid Fraud Control initiated a personnel, clinical and billing investigation for the years 1992 through 1995. On December 3, 1997, the Company was advised by its counsel that the investigation, which was previously reported as pending, may be expanded through 1997 and that the Company was a target of a criminal investigation. In response to this, the Company conducted its own internal investigation and has revised its systems and has voluntarily disclosed the results of its internal investigation to the Office of the New York State Deputy Attorney General for Medicaid Fraud Control. The Company has established a reserve of $1,000,000 in connection with this matter. The amount accrued has been based upon information learned to date, additional information may be learned in the future which would require the Company to modify this amount.

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

         Except as otherwise provided in this Annual Report on Form 10-K, there are no legal proceedings to which the Company is currently a party or to which any of its property is subject that could possibly have a material adverse effect upon the Company, and the Company knows of no legal proceeding pending or threatened against any director or officer of the Company in his or her capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended May 31, 1998 through the solicitation of proxies or otherwise.

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


            Period                              High             Low
            ------                              ----             ---

     Year ended May 31, 1997
         First Quarter                         $10.938         $5.938
         Second Quarter                          7.250          5.813
         Third Quarter                           7.000          5.500
         Fourth Quarter                          6.000          4.250

     Year ended May 31, 1998
         First Quarter                         $ 6.125         $4.094
         Second Quarter                          6.500          4.625
         Third Quarter                           6.000          3.875
         Fourth Quarter                          4.125          2.000

     Year ended May 31, 1999
         First Quarter                         $ 2.813         $1.438


         As of September 10, 1998, the Company had 5,228,122 shares of Common Stock outstanding and 730 shareholders of record.

         The Company did not pay cash dividends on its Common Stock during either of the two years ended May 31, 1998 and 1997. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. In addition, the Company's agreement with its bank lender prohibits the payment of cash dividends without the bank's prior consent.

     Item 6.  Selected Financial Data

         The statement of operations for the years ended May 31, 1998, 1997, 1996, 1995 and 1994 and balance sheet data as of May 31, 1998, 1997, 1996, 1995 and 1994 as set forth below have been derived from the audited financial statements of the Company and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Description of Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                            Year Ended
                                                      ------------------------------------------------------------
                                                                              May 31
                                                      ------------------------------------------------------------
                                                       1998(1)      1997        1996     1995(3)(4)        1994(5)
                                                      ---------    ------      ------   ------------      --------
                                                             (IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (2)

Net Revenues                                          $ 57,750    $ 52,963    $ 49,163    $ 38,430       $ 29,694
Income (Loss) from Operations                           (5,579)      3,180       1,832       1,251            576
Other Income (Expense)                                    (454)       (159)       (120)        (21)            67
Merger Transaction Costs                                  --        (2,808)       --          --             --
Income (Loss) from Continuing Operations                (4,159)        126       1,143         758            358
Income (Loss) from Discontinued Operations                --          --          --          --             (711)
Gain (Loss) on Disposal of Discontinued Operations        --          --          --            30         (1,168)
Cumulative Effect of Change in Accounting Principle       --          --          --            24(7)          65(8)
Net Income (Loss)                                       (4,159)        126    $  1,143    $    812       $ (1,456)
Income Per Share(9)
Income (Loss) from Continuing Operations              $  (0.84)   $    .03    $   0.27    $   0.20       $   0.10
Income (Loss) from Discontinued Operation                 --          --          --          --            (0.19)
Gain (Loss) on Disposal of Discontinued Operations        --          --          --          0.01          (0.32)
Cumulative Effect of Change in Accounting Principle       --          --          --          0.01           0.02
Net Income (loss)                                     $  (0.84)   $    .03    $   0.27    $   0.22       $  (0.41)
Shares Used in Computing Per Share Amounts               4,972       4,207       4,273       3,773          3,705

BALANCE SHEET DATA: (2)
Cash and Cash Equivalents                             $  1,867    $    139    $  1,882    $  1,497       $  1,069
Working Capital                                            750       9,545       9,415       6,774          5,525
Total Assets                                            29,870      20,300      19,369      16,798         14,196
Total Long-Term Obligations                              1,066       2,945       3,604       2,156            832
Redeemable Preferred Stock                                --          --           341         683           --
Shareholders' Equity                                    14,433      13,071      12,045      10,622          9,577
Current Ratio                                             1.05        3.23        3.79        3.03           2.46

Cash Dividend Declared Per Common Share               $   --      $   --      $   --      $   --         $   --

---------------------------
(1) In September 1997, Star acquired EFCC Acquisition Corp. in a transaction accounted for as a purchase.

(2) In August 1996, STAR acquired AMSERV HEALTHCARE SERVICES, INC.
    ("Amserv") in a transaction accounted for as a pooling-of-interests, accordingly, all periods presented have been restated to include the accounts and operations of Amserv for the periods prior to the acquisition.

(3) In May 1995, STAR acquired certain assets of Long Island Nursing Registry, Inc. in a transaction accounted for as a purchase.

(4) In June 1994, STAR acquired certain assets of North Central Personnel, Inc. in a transaction accounted for as a purchase.

(5) In November 1993, STAR acquired certain assets of DSI Health Care Services, Inc. in a transaction accounted for as a purchase.

(6) In August 1992, STAR acquired certain assets of Unity Care Services, Inc.-New York Medicaid Operations in a transaction accounted for as a purchase.

(7) Effective July 1994, STAR adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(8) Effective June 1, 1993, STAR adopted SFAS No. 109, "Accounting for Income Taxes."

(9) Effective January 1, 1998, STAR adopted SFAS No. 128, "Earnings Per Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

         This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. [See Forward Looking Statements]

         The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. These factors, as well as, future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

         In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an Interim Payment System (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare reimbursed home health agencies will have their costs limits determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient costs limits, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning January 1, 1998. During the three months ended December 1997, various regulations and interpretations of the Budget Act were published which enabled the Company to calculate the potential impact on reimbursement of the new IPS cost limits. After analysis it was determined that these new limits will reduce reimbursement to the Company for the Medicare services it provides. During the year ended May 31, 1998, the Company developed a restructuring plan to aggressively respond to the new reductions in Medicare reimbursement by fundamentally reshaping the Company for long-term growth in the changing environment. After giving effect to restructuring efforts undertaken during the year ended May 31, 1998, combined with service utilization adjustments projected for 1998, the Company expects to reduce costs to meet the reimbursement shortfalls without any further material adverse effect to the Company.

Results of Operations

Year Ended May 31, 1998 Compared to Year Ended May 31, 1997

         Net revenues increased $4,786,555 or 9% to 57,749,820 for the fiscal year ended May 31, 1998 over net revenues of $52,963,265 for the fiscal year ended May 31, 1997. This increase was primarily attributable to the acquisition of Extended Family Care Corporation and growth in the New Jersey and Florida branches of the Company offset by a reduction of approximately $1,800,000 from American Healthcare Services, the certified home health agency in Florida, due to a reduction in per beneficiary costs limits established by Medicare effective for cost reporting periods beginning January 1, 1998.

         Gross profit margin percentage for the fiscal year ended May 31, 1998 was 33% compared to 35% for the year ended May 31, 1997. The decrease in the gross profit percentage was primarily attributable to an increase in the rates utilized to accrue for workers' compensation claims, a shift in allocating a greater percentage of workers' compensation expense to costs of revenue to reflect the occurrence of workers' compensation claims, and a reduction in visits performed and revenues generated by the Company's Medicare certified agency in Florida with gross profit margins of approximately 45%.

         Selling, General and Administrative expenses ("SG&A") as a percentage of net revenues was 31% during the year ended May 31, 1998 compared to 27% during the year ended May 31, 1997. The increase in selling, general, and administrative expenses as a percentage of net revenues is attributable to, (i) an increase in the reserve for the self funded health and dental plan, (ii) an increase in the reserve for the self funded workers' compensation plan, (iii) a reduction in the overhead allocation to the Company's Medicare certified agency in Florida, (iv) increases in costs such as staffing in credit, collections and billing management information systems, human resources, accounting and key management positions within the Company to support the Company's current and anticipated future growth , and (v) increased costs associated with implementing the Company's new policy and procedures over credit, collections, and billing functions, and increases in other operating expenses resulting from the growth in revenues. In effort to reduce operating costs the Company recorded a restructuring and termination charge during the year ended May 31, 1998.

         Provision for doubtful accounts as a percentage of net revenues for the year ended May 31, 1998 was 3% compared to 1% for the year ended May 31, 1997. A charge of approximately $1,024,000, in excess of the regular provision amount was taken in the year ended May 31, 1998 to increase the allowance for doubtful accounts and reflects a more conservative position taken on accounts in excess of 180 days. The revision in the estimate for the Provision for Doubtful Accounts was considered necessary by the Company because the collection of these accounts had been slower than anticipated. The Company also increased the bad debt provision rate for accounts receivable aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1998.

         Regulatory costs and related expenses for the year ended May 31, 1998 of $3,280,511 were recorded and consist of (i) a charge of $1,250,000 to reserve for an administrative overpayment assessed by the Medicare intermediary related to the Company's Medicare certified agency, (ii) a charge of $660,000 for overpayments assessments by the New York State Department of Health relating to discovered errors in previously filed costs reports for the 1993 through 1995 periods which are the basis for the Company's Medicaid reimbursement rates for the 1994 through 1996 period, (iii) a charge of $1,000,000 to reserve for a potential audit adjustment by the office of New York State Deputy Attorney General for Medicaid Fraud Control, and (iv) $370,511 for legal fees related to the above matters.

         Impairment of intangible assets of $380,008 for the year ended May 31, 1998 were recorded and consist of a charge to income for the write down of various intangible assets related to the Company's Medicare operations in Florida and the discontinuance of certain contracts related to a previously completed acquisition.

         Restructuring and termination expenses of $362,718 for the year ended May 31, 1998 were recorded and consist of a charge to income relating to the Company's plan to restructure and consolidate several of its operating locations and administrative functions within specific geographic areas.

         Operating (loss) income for the year ended May 31, 1998, decreased to ($5,578,521) from $3,179,953. This decrease was attributable to increases in the reserve for self funded workers' compensation and medical and dental plans, increases in selling, general and administrative expenses, increases in the provision for doubtful accounts, charges for regulatory costs, contractual adjustments and related expenses, charges for the impairment of various intangible assets, and charges for restructuring and termination.

         The Company's effective tax rate for 1998 was 31% as compared to 41% in 1997. The decrease in the effective tax rate is due to non-deductible goodwill in connection with the EFCC acquisition and adjustments to prior year tax liabilities that reduced the Company's effective tax rate in 1998 below statutory rates.

         Net (loss) income for the year ended May 31, 1998 decreased to ($4,159,236) compared to $125,619 for the year ended May 31, 1997. The decrease is primarily attributable to the loss from operations, increased interest expense from additional borrowings associated with the acquisition of Extended Family Care Corporation.

Year Ended May 31, 1997 Compared to Year Ended May 31, 1996

         Net revenues increased $3,800,331 or 8% to 52, 963,265 for the fiscal year ended May 31, 1997 over net revenues of $49,162,934 for the fiscal year ended May 31, 1996. The increase was due to a general upward trend in the home care business. Net revenues from home care increased by $4,125,254 or 9% while net revenues from Hospital Staffing decreased by $324,923 or 26%. The Company's decreased revenues from Hospital Staffing resulted from a general decline in demand for these services.

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

         Selling, General and Administrative expenses ("SG&A") as a percentage of net revenues was 27% in 1997 as compared with 29% in 1996. Such decrease is principally attributable to the increase revenues from home care, being absorbed by existing back office overhead.

         Operating income increased by $1,347,666 or 74% to $3,179,953 for the fiscal year ended May 31, 1997 over $1,832,287 for the fiscal year ended May 31, 1996. Such increase is primarily attributable to increased revenues and stabilization of costs, mainly back office overhead.

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

Year Ended May 31, 1996 Compared to Year Ended May 31, 1995

         Net revenues increased $10,732,899 or 28% to $49,162,934 for the fiscal year ended May 31, 1996 over net revenues of $38,430,035 for the fiscal year ended May 31, 1995. Approximately 53% of the increase was due to the acquisition of certain assets of Long Island Nursing Registry ("LINR"). LINR was exclusively involved in the business of providing home care. The remainder of the increase was due to a general upward trend in home care. Net revenues from home care increased by $11,152,404 or 30% while net revenues from Hospital Staffing decreased by $419,505 or 25%.

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

         SG&A as a percentage of net revenues was 29% in 1996 as compared with 30% in 1995. Such decrease is principally attributable to the increase revenues from home care, being absorbed by existing back office overhead.

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

Liquidity and Capital Resources

         As of May 31, 1998, cash and cash equivalents were $1,867,286 as compared with $139,400 at May 31, 1997. The increase is attributable to overpayments from Medicare of approximately $1,140,000 which resulted from changes associated with the reimbursement structure of Medicare reflected by both changes in IPS and regional cost limits. The entire $1,140,000 has been recouped by Medicare as of this date.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payer is an insurance company, medical institution or governmental unit. At May 31, 1998 and May 31, 1997, the Company's accounts receivable balances were $10,108,879 and $11,260,466, respectively, representing 18% and 21% of the Company's net revenues for each of the respective years then ended. Accounts receivable represent a substantial portion of current and total assets at May 31, 1998 and May 31, 1997. Accounts receivable turnover was approximately 68 days during the year ended May 31, 1998 compared to 72 days for the year ended May 31, 1997. The decrease in accounts receivable turnover days is primarily attributable to the increase in the allowance for doubtful accounts.

         The Company currently has a line of credit with a bank which allows for borrowings of up to $8,000,000 (the "Credit Agreement"). Pursuant to the Credit Agreement, the amount the Company may borrow is limited up to 80 percent of eligible receivables under 120 days old. The Credit Agreement provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of May 31, 1998, the formula equaled approximately $6,596,000 and the outstanding balance of the funds advanced to the Company pursuant to the Credit Agreement, as of such date, was $6,207,852. To date, total borrowings under the Credit Agreement equal $6,207,852.

         At May 31, 1998, the Company was in violation of certain financial covenants contained in the line of credit agreement. On September 11, 1998, the bank waived compliance with the covenant violations preconditioned upon the Company meeting certain terms and conditions and has prohibited any future advances which otherwise would have become available under the terms of the credit facility. The Company has reclassified borrowings owed as of May 31, 1998 as a current liability.

         The Credit Agreement expires on October 31, 1998 and will not be renewed. The Company is presently negotiating its financing needs with several sources and has received a non-binding letter of intent from an alternative financing source to replace the line of credit agreement. The Company has reclassified the bank debt as current liability because of the technical default of the Credit Agreement.

         The Company intends to meet its long-term liquidity needs through available cash, cash flow and, a new credit facility. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms.

         On September 9, 1997, the Company acquired Extended Family Care Corporation ("EFCC") a Health Care Service Company which provides Home care services in New Jersey, New York, and Pennsylvania. The Company paid $2,400,000 in cash and $4,850,000 in stock for EFCC.

         Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

Inflation and Seasonality

         The rate of inflation was insignificant during the year ended May 31, 1998. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

The Company's business is not seasonal.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the year "1998" would be represented by "98." These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.


Forward Looking Statements

         Certain statements in this report on Form 10-K constitute" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current IPS and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry.

GOVERNMENT REGULATION. As a home health care provider, the Company is subject to extensive and changing state and federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare and Medicaid reimbursements to home health care providers generally, and are becoming more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business.

THIRD-PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicare/Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative payment methodologies for any of these payors could have an impact on revenues and profit margins.

Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

HEALTH CARE REFORM. In August 1997, Congress enacted and President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), resulting in significant changes to cost based reimbursement for Medicare home health care providers. Although the new legislation enacted by Congress retains a cost based reimbursement system, the cost limits have been reduced for fiscal years which began on or after October 1, 1997 and a new per-beneficiary limit is effective for fiscal years which began after such date. The BBA provides two payment systems -- an IPS which is effective for the Company beginning January 1, 1998 until the adoption of the successor payment system which is a new prospective payment system tentatively scheduled to begin in late 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. The Company anticipates a possible decrease in aggregate net revenues during the course of the next fiscal year due principally to reductions in the limits for the amount of costs that are reimbursable in connection with the provision of Medicare services. The Company cannot quantify the full effect of IPS on the Company's future performance because certain components of health care reform legislation, such as the per-beneficiary limit, require annual data which will not be known until a final assessment by Medicare and/or its fiscal intermediary is completed for each annual period.

         As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within the Company's locations, with the likely result that there will be fewer offices by the end of the next fiscal year.

BUSINESS CONDITIONS. The Company must continue to establish and maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers. There can be no assurance that the Company will continue to establish or maintain such relationships. The Company expects additional competition will develop in future periods given the increasing market demand for the type of services offered and the necessity to maximize service volume due to anticipated operating margin decline.

ATTRACTION AND RETENTION OF EMPLOYEES. Maintaining quality managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients . The possible inability to attract and retain qualified skilled management and sufficient numbers of credentialed health care professionals and para-professionals could adversely affect the Company's operations and quality of service.


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

Item 14.   Exhibits and Reports on Form 8-K

           (a)    Documents filed as part of this Report:

                   1.    Financial Statements

                   The following financial statements of the Company are contained in Item 8 of this Report on the pages indicated:

                                                                                         Page
                                                                                      ----------
Report of Holtz Rubenstein & Co., LLP, Independent Certified Public Accountants       F-2

Report of Ernst & Young LLP, Independent Certified Public Accountants                 F-3

Consolidated balance sheets as of May 31, 1998 and 1997                               F-4

Consolidated statements of operations for the three years ended May 31, 1998          F-5

Consolidated statement of shareholders' equity
    for the three years ended May 31, 1998                                            F-6

Consolidated statements of cash flows for the three years ended May 31, 1998          F-7

Notes to consolidated financial statements                                            F-8 - F-19


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

Exhibit No.       Description
-----------       -----------
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

   9.  (a)        Sternbach Proxy

       (b)        Voting Trust Agreement dated as of June 20, 1996 by and among EFCC,
                  Coss, Arbor, the Voting Trustee of the Issuer and Kaufman.

  10.  (a) *      Form of Indemnification Agreement between the Company and Stephen Sternbach.

       (b)        Employment Agreement, dated as of December 3, 1995 between the Company and Stephen Sternbach. (Incorporated by reference to Exhibit 10.(x) to the Company's Quarterly Report on Form 10- QSB for the quarterly period ended February 29, 1996.)

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

       (h) *      Agreement relating to purchase of the Company among Stephen Sternbach,
                  Renee the Company and Leonard Taubenblatt dated December 31, 1986.

       (i) *      New York State Department of Consumer Affairs Employment Agency License.

Exhibit No.       Description
-----------       -----------
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

Exhibit No.       Description
-----------       -----------
                  reference to EFCC's Current Report on Form 8-K/A dated March 21, 1995.)

  21.             List of subsidiaries.

  23.  (a)        Consent of Holtz Rubenstein & Co., LLP.

       (b)        Consent of Ernst & Young LLP.

  27.  (a)        Financial Data Schedule.

-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)

                       (b)     Reports on Form 8-K.

         During the last quarter of the period covered by this Report, the Company filed a report on Form 8-K dated February 19, 1998.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date September 14, 1998              STAR MULTI CARE SERVICES, INC.

                                          By /s/ Stephen Sternbach
                                             ----------------------------
                                             Stephen Sternbach, President

                  In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                          Capacity                                             Date
      ---------                          --------                                             ----
     /s/ Stephen Sternbach               President, Chairman of the Board                     September 14, 1998
     -------------------------------     of Directors and Chief Executive Officer
     Stephen Sternbach

     /s/ William Fellerman               Principal Financial and Accounting Officer,          September 14, 1998
     -------------------------------     Director
     William Fellerman

     /s/ John P. Innes, II               Director                                             September 14, 1998
     -------------------------------
     John P. Innes, II

     /s/ Matthew Solof                   Director                                             September 14, 1998
     -------------------------------
     Matthew Solof

     /s/ Charles Berdan                  Director                                             September 14, 1998
     -------------------------------
     Charles Berdan

     /s/ Melvin Katten                   Director                                             September 14, 1998
     -------------------------------
     Melvin Katten

                                         Director                                             September 14, 1998
     -------------------------------
     Gary L. Weinberger

                                         Director                                             September 14, 1998
     -------------------------------
     Ivan Kaufman


      Signature                          Capacity                                             Date
      ---------                          --------                                             ----
     /s/ Gregory Turchan                 Senior Vice President and                            September 14, 1998
     -------------------------------     Chief Operating Officer and
     Gregory Turchan                     Director

                         STAR MULTI CARE SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
Report of Holtz Rubenstein & Co., LLP,
  Independent Certified Public Accountants                             F-2

Report of Ernst & Young LLP, Independent
 Certified Public Accountants                                          F-3

Consolidated balance sheets as of
  May 31, 1998 and 1997                                                F-4

Consolidated statements of operations
  for the three years ended May 31, 1998                               F-5

Consolidated statement of shareholders'
  equity for the three years ended May 31, 1998                        F-6

Consolidated statements of cash flows for
  the three years ended May 31, 1998                                   F-7

Notes to consolidated financial statements                       F-8 - F-19

                          Independent Auditors' Report

Board of Directors and Stockholders
Star Multi Care Services, Inc.
Hicksville, New York

We have audited the accompanying consolidated balance sheets of Star Multi Care Services, Inc. as of May 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AMSERV HEALTHCARE, INC., which statements reflect total revenues constituting 26% in 1996 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for AMSERV HEALTHCARE, INC., is based solely on the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Multi Care Services, Inc. at May 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

                                               /s/HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
July 24, 1998 (except for Note 7, as to
 which the date is September 11, 1998)

               Report of Ernst & Young LLP, Independent Auditors

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

                  /s/   ERNST & YOUNG LLP
                     ----------------------
                        ERNST & YOUNG LLP

San Diego, California
August 8, 1996
except for Note 6 and 13, as to which the date is August 23, 1996

                         STAR MULTI CARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                           May 31,
                                                                            ------------------------------------
         ASSETS  (Note 7)                                                         1998                     1997
         ------                                                             --------------        --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                $    1,867,286        $      139,400
   Accounts receivable, net of allowance for doubtful
     accounts of $1,872,000 and $650,000 at May 31,
     1998 and 1997, respectively (Notes  6 and 14)                              10,108,879            11,260,466
   Prepaid expenses and other current assets (Note 3)                              382,899             1,406,328
   Income taxes receivable                                                       1,225,946                73,738
   Deferred income taxes (Note 8)                                                1,537,000               950,015
                                                                            --------------        --------------
       Total current assets                                                     15,122,010            13,829,947

PROPERTY AND EQUIPMENT, net (Note 4)                                             1,999,924             1,200,018
NOTES RECEIVABLE FROM OFFICER (Note 12)                                             86,260                93,353
INTANGIBLE ASSETS, net (Note 5)                                                 11,857,698             4,954,334
DEFERRED INCOME TAXES (Note 8)                                                     619,000                    -
OTHER ASSETS                                                                       185,715               222,805
                                                                            --------------        --------------
                                                                            $   29,870,607        $   20,300,457
                                                                            ==============        ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit line (Note 7)                                           $    6,207,852        $           -
   Accrued payroll and related expenses (Note 15)                                3,214,207             3,017,009
   Accounts payable                                                              1,018,322               958,312
   Accrued expenses                                                                339,142               184,293
   Deferred revenues                                                             1,017,287                    -
   Accrued regulatory costs (Note 6)                                             2,450,000                    -
   Current maturities of long-term debt                                            125,000               125,000
                                                                            --------------        --------------
       Total current liabilities                                                14,371,810             4,284,614
                                                                            --------------        --------------
LONG-TERM LIABILITIES:
   Revolving credit line (Note 7)                                                       -              2,622,000
   Long-term debt                                                                       -                125,000
   Other long-term liabilities (Note 15)                                         1,065,770               197,795
                                                                            --------------        --------------
       Total long-term liabilities                                               1,065,770             2,944,795
                                                                            --------------        --------------
COMMITMENTS AND CONTINGENCY (Notes 15 and 16)

SHAREHOLDERS' EQUITY:  (Notes 2, 10, 11, 12 and 15)
   Preferred stock, $1.00 par value, 5,000,000 shares authorized                        -                     -
   Common stock, $.001 par value, 10,000,000 shares authorized;
     5,362,780 and 4,214,335 shares issued, respectively                             5,363                 4,214
   Additional paid-in capital                                                   20,951,899            15,431,833
   Subscription receivable                                                        (397,782)             (397,782)
   Deficit:                                                                     (5,847,531)           (1,688,295)
   Treasury stock, 137,500 common shares
     at May 31, 1998 and 1997                                                     (278,922)             (278,922)
                                                                            --------------        --------------
       Total shareholders' equity                                               14,433,027            13,071,048
                                                                            --------------        --------------
                                                                            $   29,870,607        $   20,300,457
                                                                            ==============        ==============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended
                                                                                  May 31,
                                                        --------------------------------------------------------
                                                              1998                 1997                1996
                                                        ---------------       ---------------     --------------
REVENUES, net (Note 14)                                 $    57,749,820       $    52,963,265     $   49,162,934
                                                        ---------------       ---------------     --------------

OPERATING EXPENSES (Notes 12, 15 and 17)
   Costs of revenues                                         38,946,668            34,532,140         31,943,356
   Selling, general and administrative                       17,835,131            14,115,158         14,122,797
   Depreciation and amortization                                961,431               656,374            752,758
   Provision for doubtful accounts                            1,561,874               479,640            511,736
   Regulatory costs and related
     expenses (Note 6)                                        3,280,511                    -                  -
   Impairment of intangible assets (Note 9)                     380,008                    -                  -
   Restructuring and termination expenses                       362,718                    -                  -
                                                        ---------------       ---------------     -------------
                                                             63,328,341            49,783,312         47,330,647
                                                        ---------------       ---------------     --------------

OPERATING (LOSS) INCOME                                      (5,578,521)            3,179,953          1,832,287

INTEREST EXPENSE, net                                          (453,721)             (159,110)          (120,184)
MERGER TRANSACTION COSTS                                             -             (2,808,224)                -
                                                        ---------------       ---------------     -------------
(LOSS) INCOME BEFORE (BENEFIT)
   PROVISION FOR INCOME TAXES                                (6,032,242)              212,619          1,712,103
(BENEFIT) PROVISION FOR
   INCOME TAXES (Note 8)                                     (1,873,006)               87,000            568,844
                                                        ---------------       ---------------     --------------

NET (LOSS) INCOME                                       $    (4,159,236)      $       125,619     $    1,143,259
                                                        ===============       ===============     ==============

NET (LOSS) INCOME PER COMMON SHARE:

   Basic                                                         $(.84)                $ .03               $ .29
                                                                 =====                 =====               =====
   Diluted                                                       $(.84)                $ .03               $ .27
                                                                 =====                 =====               =====

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:

   Basic                                                      4,972,207             3,969,910          3,920,863
                                                              =========             =========          =========
   Diluted                                                    4,972,207             4,206,861          4,272,669
                                                              =========             =========          =========


                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                    Common Stock
                                                                             ---------------------------           Additional
                                                                                                  Par                Paid-in
                                                                                 Shares          Value               Capital
                                                                             -------------     ---------        ----------------
Balance, May 31, 1995                                                            3,604,050     $   3,604        $     11,882,682

Adjustment to conform fiscal year of

   AMSERV Healthcare, Inc. (Note 2)                                                   -             -                       -
Exercise of stock options                                                           17,287            17                  40,611
Exercise of stock options on pooled company

   including income tax benefit                                                     62,931            63                 293,741
Stock dividend (Note 10)                                                           136,090           136               1,071,573
Change in unrealized loss on short-term investments                                   -             -                       -
Net income                                                                            -             -                       -
                                                                              -----------     ---------         ---------------

Balance, May 31, 1996                                                            3,820,358         3,820              13,288,607

Shares issued under Employee Stock Purchase Plan                                    12,119            12                  72,702
Exercise of stock options including income tax benefit                             184,837           185                 767,447
Issuance of stock for services                                                       8,451             8                  53,992
Stock dividend (Note 10)                                                           188,570           189               1,249,085
Change in unrealized loss on short-term investments                                   -             -                       -
Net income                                                                            -             -                       -
                                                                              ------------     ---------        ----------------

Balance, May 31, 1997                                                            4,214,335         4,214              15,431,833

Shares issued under Employee Stock Purchase Plan                                     5,584             6                  26,077
Exercise of stock options including income tax benefit                             168,701           169                 499,963
Issuance of stock in connection with EFCC merger (Note 2)                          974,160           974               4,849,026
Issuance of stock options (Note 14)                                                     -             -                  145,000
Net loss                                                                                -             -                       -
                                                                              ------------     ---------        ----------------

Balance, May 31, 1998                                                            5,362,780     $   5,363        $      20,951,899
                                                                              ============     =========        =================



                                                                                                     Unrealized             Retained
                                                                                Subscription         (Loss) on              Earnings
                                                                                 Receivable          Investments           (Deficit)
                                                                              --------------         -----------        ------------
Balance, May 31, 1995                                                         $   (198,440)          $ (14,564)        $   (772,452)

Adjustment to conform fiscal year of
   AMSERV Healthcare, Inc. (Note 2)                                                   -                   -                 136,262
Exercise of stock options                                                             -                   -                    -
Exercise of stock options on pooled company
   including income tax benefit                                                   (199,342)               -                    -
Stock dividend (Note 10)                                                              -                   -              (1,071,709)
Change in unrealized loss on short-term investments                                   -                  8,564                 -
Net income                                                                            -                   -               1,143,259
                                                                              ------------           ---------         ------------

Balance, May 31, 1996                                                             (397,782)             (6,000)            (564,640)

Shares issued under Employee Stock Purchase Plan                                      -                   -                    -
Exercise of stock options including income tax benefit                                -                   -                    -
Issuance of stock for services                                                        -                   -                    -
Stock dividend (Note 10)                                                              -                   -              (1,249,274)
Change in unrealized loss on short-term investments                                   -                  6,000                 -
Net income                                                                            -                   -                 125,619
                                                                              ------------           ---------         ------------

Balance, May 31, 1997                                                             (397,782)               -              (1,688,295)

Shares issued under Employee Stock Purchase Plan                                      -                   -                    -
Exercise of stock options including income tax benefit                                -                   -                    -
Issuance of stock in connection with EFCC merger (Note 2)                             -                   -                    -
Issuance of stock options (Note 14)                                                   -                   -                    -
Net loss                                                                              -                   -              (4,159,236)
                                                                              ------------           ---------         ------------

Balance, May 31, 1998                                                         $   (397,782)          $    -            $ (5,847,531)
                                                                              ============           =========         ============


                                                                                      Treasury Stock
                                                                                ---------------------------                Total
                                                                                                                       Shareholders'
                                                                                  Shares             Value                Equity
                                                                                -----------      ------------        ---------------
Balance, May 31, 1995                                                              137,500       $   (278,922)        $  10,621,908

Adjustment to conform fiscal year of
   AMSERV Healthcare, Inc. (Note 2)                                                   -                  -                  136,262
Exercise of stock options                                                             -                  -                   40,628
Exercise of stock options on pooled company
   including income tax benefit                                                       -                  -                   94,462
Stock dividend (Note 10)                                                              -                  -                      -
Change in unrealized loss on short-term investments                                   -                  -                    8,564
Net income                                                                            -                  -                1,143,259
                                                                                ----------       ------------         --------------

Balance, May 31, 1996                                                              137,500           (278,922)           12,045,083

Shares issued under Employee Stock Purchase Plan                                      -                  -                   72,714
Exercise of stock options including income tax benefit                                -                  -                  767,632
Issuance of stock for services                                                        -                  -                   54,000
Stock dividend (Note 10)                                                              -                  -                     -
Change in unrealized loss on short-term investments                                   -                  -                    6,000
Net income                                                                            -                  -                  125,619
                                                                                ----------       ------------         -------------

Balance, May 31, 1997                                                              137,500           (278,922)           13,071,048

Shares issued under Employee Stock Purchase Plan                                      -                  -                   26,083
Exercise of stock options including income tax benefit                                -                  -                  500,132
Issuance of stock in connection with EFCC merger (Note 2)                             -                  -                4,850,000
Issuance of stock options (Note 14)                                                   -                  -                  145,000
Net loss                                                                              -                  -               (4,159,236)
                                                                                ----------       ------------         -------------

Balance, May 31, 1998                                                              137,500       $   (278,922)        $  14,433,027
                                                                                ==========       ============         =============


                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended
                                                                                          May 31,
                                                                     -------------------------------------------
                                                                         1998              1997             1996
                                                                     -------------    -------------     --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss) income                                                 $  (4,159,236)   $     125,619     $   1,143,259
                                                                     -------------    -------------     -------------
   Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:

       Provision for doubtful accounts                                   1,561,874          479,640           511,736
       Depreciation and amortization                                       961,431          656,374           722,609
       Deferred income taxes                                            (1,000,985)        (589,909)         (200,106)
       AMSERV fiscal year conversion                                          -                -              136,262
       Impairment of intangible assets                                     380,008             -                 -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:

           Accounts receivable                                             597,561       (2,128,937)       (3,406,998)
           Prepaid expenses and other assets                             1,095,943         (263,981)         (584,290)
           Income tax receivable                                        (1,152,208)         (73,738)               -
           Valuation allowance                                                -                -              (16,902)
         Increase (decrease) in liabilities:

           Accounts payable and accrued payroll and expenses             1,278,163        1,299,650           257,250
           Deferred revenues                                             1,017,287             -                 -
           Income taxes payable                                               -            (295,647)           (4,793)
           Other liabilities                                               795,255          163,825           (14,544)
                                                                     -------------    -------------     -------------
       Total adjustments                                                 5,534,329         (752,723)       (2,599,776)
                                                                     -------------    -------------     -------------
       Net cash provided by (used in) operating activities               1,375,093         (627,104)       (1,456,517)
                                                                     -------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                         -                -             (992,999)
   Proceeds from sale of short-term investments                               -             106,000         2,310,486
   Purchase of intangibles                                                    -            (179,763)          (82,403)
   Repayment on note receivable from officer                                 7,093            7,164             9,200
   Purchase of property and equipment                                     (999,665)        (666,705)         (307,547)
   Business acquisitions, net of cash acquired                          (2,786,702)            -                 -
   Payment of costs related to discontinued operations                        -             (98,081)         (293,689)
                                                                     -------------    -------------     -------------
       Net cash (used in) provided by investing activities              (3,779,274)        (831,385)          643,048
                                                                     -------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds (payments) from revolving credit line                    3,585,852         (658,000)        1,530,000
   Repayment of long-term debt                                            (125,000)        (125,000)         (125,000)
   Proceeds from the issuance of stock under option plans                  671,215          840,346           135,090
   Redemption of preferred shares                                             -            (341,436)         (341,434)
                                                                     -------------    -------------     -------------
       Net cash provided by (used in) financing activities               4,132,067         (284,090)        1,198,656
                                                                     -------------    -------------     -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                  1,727,886       (1,742,579)          385,187

CASH AND CASH EQUIVALENTS, beginning of year                               139,400        1,881,979         1,496,792
                                                                     -------------    -------------     -------------

CASH AND CASH EQUIVALENTS, end of year                               $   1,867,286    $     139,400     $   1,881,979
                                                                     =============    =============     =============

SUPPLEMENTAL DISCLOSURE:

   Income taxes paid                                                 $     118,000    $     604,000     $     858,932
                                                                     =============    =============     =============
   Interest paid                                                     $     440,000    $     235,000     $     280,000
                                                                     =============    =============     =============


                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED MAY 31, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. Nature of operations

         The Company is principally engaged in providing temporary health care personnel, including registered nurses, licensed practical nurses, certified home health aides, nurses' aides and respiratory therapists to hospitals, nursing homes, extended care facilities and in-home patients in Florida, Ohio, New Jersey, Pennsylvania, upstate New York and the New York City metropolitan area.

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

         d. Net income (loss) per common share and per common and common equivalent share

         Net income (loss) per common share and per common and common equivalent share is based upon weighted average common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of stock options, if any.

         In the third quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. The reconciliation for the years ended May 31, 1998, 1997 and 1996 are as follows:

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)

         d. Net income (loss) per common share and per common and common equivalent share (Cont'd)

                                                                    For the Year Ended May 31, 1998
                                                       ---------------------------------------------------------
                                                           Income                 Shares               Per Share
                                                       ---------------          -------------          ---------
          Basic EPS:
             Net loss                                 $    (4,159,236)             4,972,207             $ (0.84)
             Effect of dilutive securities -
               Common stock options                              -                      -                    -
                                                      ---------------           ------------             --------
          Diluted EPS                                 $    (4,159,236)             4,972,207             $ (0.84)
                                                      ===============           ============             =========

                                                                    For the Year Ended May 31, 1997
                                                       ---------------------------------------------------------
                                                           Income                 Shares               Per Share
                                                       ---------------          -------------          ---------
          Basic EPS:
             Net income                                   $   125,620              3,969,910            $ 0.03
             Effect of dilutive securities -
               Common stock options                              -                   236,951              -
                                                          -----------           ------------            ------
          Diluted EPS                                     $   125,620              4,206,861            $ 0.03
                                                          ===========           ============            ======

                                                                    For the Year Ended May 31, 1996
                                                       ---------------------------------------------------------
                                                           Income                 Shares               Per Share
                                                       ---------------          -------------          ---------
          Basic EPS:
             Net income                                $    1,143,259              3,920,863            $ 0.29
             Effect of dilutive securities -
               Common stock options                              -                   351,806                -
                                                       --------------           ------------            ------
          Diluted EPS                                  $    1,143,259              4,272,669            $ 0.27
                                                       ==============           ============            ======


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

         h.  Income taxes

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Temporary differences and carryforwards giving rise to deferred taxes primarily relate to the allowance for doubtful accounts, depreciation, accrued expenses and net operating loss carryforwards.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)

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

         k. Impairment of long-lived assets

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         l. New accounting pronouncements

         Recent accounting pronouncements issued by the Financial Accounting Standards Board which the Company is not required to adopt at this time include Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise" ("SFAS 131") and Statement of Financial Accounting Standard No. 132, "Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"). The Company intends to comply with the disclosure requirements of SFAS 130, SFAS 131 and SFAS 132 and does not expect these pronouncements to have a material effect on the Consolidated Financial Statements.

         m. Reclassifications

         Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 1998.

2.       MERGERS AND ACQUISITIONS:

         a. On August 23, 1996, pursuant to an agreement and plan of merger (the "Agreement"), AMSERV Healthcare, Inc. ("AMSERV") was merged with and into the Company. Under terms of the Agreement, each share of AMSERV common stock was exchanged for .4090 shares of the Company's common stock. The Company also assumed the obligations under all outstanding options and other rights to acquire AMSERV stock. Approximately 1,411,000 shares of the Company's common stock were exchanged for all of the outstanding stock of AMSERV. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests.

         AMSERV changed its year end to May 31 for fiscal 1996. In order to conform AMSERV's year end to Star's fiscal year end, the consolidated statement of operation for fiscal year 1996 includes four weeks (June 1, 1995 to June 24, 1995) for AMSERV which are also included in the consolidated statement of operation for fiscal year ended 1995. Accordingly, an adjustment has been made in fiscal 1996 to retained earnings for the duplication of net loss of

($136,262) for such four week period. Other results of operations for such four week period of AMSERV include net revenues of $1,113,322, depreciation and amortization of $30,149, loss before taxes of ($199,624) and income tax benefit of $63,362.

         b. On September 9, 1997, the Company acquired Extended Family Care Corporation ("EFCC") through the merger of EFCC into a wholly-owned subsidiary of the Company. The Company paid $2,400,000 in cash and issued 974,160 shares of common stock to EFCC shareholders for an aggregate purchase price of approximately $7,250,000. The acquisition has been accounted for as a purchase and, accordingly, the operating results of EFCC have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $6,800,000 is being amortized over 40 years.

         The following unaudited pro forma consolidated results of operations for the years ended May 31, 1998 and 1997 assume the EFCC acquisition occurred as of June 1, 1996:

                                                                                1998                    1997
                                                                          --------------          ----------
       Revenues, net                                                      $   62,274,443          $   60,683,347
       Net loss                                                           $   (4,819,847)         $     (437,494)

       Net loss per share:

         Basic                                                                     $(.92)                  $(.10)
         Diluted                                                                   $(.92)                  $(.10)

3.       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consists of the following:

                                                                                             May 31,
                                                                                 ------------------------------
                                                                                   1998                 1997
                                                                                 ---------             --------
       Prepaid insurance                                                        $  223,415         $     330,809
       Deferred acquisition costs                                                     -                  514,086
       Other                                                                       159,483               561,433
                                                                                ----------         -------------

                                                                                $  382,898         $   1,406,328
                                                                                ==========         =============

4.     PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following:

                                                                                            May 31,
                                                                             ------------------------------------
                                                                                  1998                  1997
       Furniture and fixtures                                                $     929,342         $     592,270
       Computer equipment                                                        1,942,326             1,363,230
       Leasehold improvements                                                       97,614                57,691
       Other                                                                       334,174               130,338
                                                                                 3,303,456             2,143,529
       Less accumulated depreciation                                             1,303,532               943,511
                                                                             -------------         -------------

                                                                             $   1,999,924         $   1,200,018
                                                                             =============         =============

5.       INTANGIBLE ASSETS:

         Intangible assets are as follows:

                                                                                          May 31,
                                                       Amortization        ----------------------------------
                                                          Period                1998                   1997
                                                     ----------------      --------------         -----------
       Goodwill  25 - 40                                                   $10,408,000            $ 2,942,000
       Customer contracts                                 11 - 15            1,581,000              2,225,000
       Covenants not-to-compete                            2 - 8               385,000                385,000
       Nurses' list                                        9 - 15              638,000                703,000
       Other     2 - 25                                                        385,000                135,000
                                                                           -----------            -----------
                                                                            13,397,000              6,390,000
       Less accumulated amortization                                         1,539,000              1,436,000
                                                                           -----------            -----------

                                                                           $11,858,000            $ 4,954,000
                                                                           ===========            ===========


6.       REGULATORY COSTS AND RELATED EXPENSES:

         Regulatory costs, and related expenses for the year ended May 31, 1998 consists of the following:

       Medicare overpayments (a)                                $   1,250,000
       Medicaid assessment (b)                                      1,000,000
       Medicaid adjustments (c)                                       660,000
       Legal fees and related expenses                                370,511
                                                                -------------

                                                                $   3,280,511
                                                                =============

         (a) In May 1997, the Company was advised that an audit of American Healthcare Services, Inc., the Company's Medicare agency, by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services which had been forwarded to the Medicare intermediary assigned to administer Medicare payments in Florida had been referred to the Civil Division of the United States Attorney for the Southern District of Florida. In February 1998, the Company was notified by the United States Attorney that $1,250,000 is payable to Medicare as a result of the audit. The Company has accrued this amount, and is included in accrued regulatory costs, in connection with this matter.

         (b) In August 1995, the Office of Deputy Attorney General for Medicaid Fraud Control conducted a review of personnel, clinical and billing records for the years 1992 through 1995. On December 3, 1997, the company was informed by its legal counsel that the investigation, which was previously reported as pending, may be expanded through 1997 and that the Company was a target of a criminal investigation. Based upon information learned to date and advice from legal counsel, the Company has accrued $1,000,000, included in accrued regulatory costs, in connection with this matter.

         (c) In fiscal 1998, errors were discovered in certain cost reports that had been previously submitted to the New York State Department of Social Services during the years 1993 through 1995. The Company filed amended cost reports, which is expected to result in a retroactive calculation of the Medicaid reimbursement rate and the imposition of overpayment assessments against the Company. The Company has offset the $660,000 overpayment against existing accounts receivable from Medicaid in connection with this matter.

7.       REVOLVING CREDIT LINE:

         The Company has a $8.0 million line of credit with a bank which bears interest at 1/4% above the bank's prime lending rate (8 1/2% at May 31, 1998). The facility requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, debt to equity and cash flow coverage. All loans under the line of credit are collateralized by all assets of the Company. The Company can borrow against the line to the extent of 80% of eligible accounts receivable.

         The line of credit matures on October 31, 1998. At May 31, 1998, the Company was in violation of certain financial covenants contained in the line of credit agreement. On September 11, 1998, the bank waived compliance with the covenant violations preconditioned upon the Company meeting certain terms and conditions and has prohibited any future advances which otherwise would have become available under the terms of the credit facility. The Company has reclassified borrowings owed as of May 31, 1998 as a current liability.

         The Company is presently negotiating its financing needs with several sources and has received a non-binding letter of intent from an alternative financing source to replace the line of credit agreement.

8.       INCOME TAXES:

         The Company files a consolidated U.S. federal income tax return that includes all 80% or more owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on the applicable laws.

         The (benefit) provision for income taxes consists of the following:

                                                                           Years Ended May 31,
                                                  --------------------------------------------------------------
                                                            1998                   1997                  1996
                                                  ---------------             ------------           -----------
       Current:
         Federal $                                $      (912,021)            $   605,093            $   551,758
         State and local                                   40,000                  71,816                217,192
                                                  ---------------             -----------            -----------
                                                         (872,021)                676,909               768,950
                                                  ---------------             ------------           -----------
       Deferred:
         Federal                                         (800,149)               (431,641)              (197,498)
         State                                           (200,836)               (158,268)                (2,608)
                                                  ---------------             ------------           -----------
                                                       (1,000,985)               (589,909)              (200,106)
                                                  ---------------             ------------           -----------
                                                  $    (1,873,006)            $    87,000            $   568,844
                                                  ===============             ===========            ===========

         The components of the net deferred tax assets are as follows:

                                                                      May 31,
                                                       -----------------------------------
                                                            1998                   1997
                                                       --------------           ----------
       Deferred tax assets:
         Allowance for doubtful accounts               $      683,000           $  209,715
         Accrued expenses                                   1,110,000              714,127
         Tax credits                                          127,000                   -
         Net operating loss carryforward                      180,000                8,756
         Stock compensation                                    53,000                   -
         Amortization of intangible assets                    112,000                   -
         Other                                                  2,000               17,417
                                                       --------------           ----------
                                                            2,267,000              950,015
       Deferred tax liabilities:

         Depreciation and amortization                        111,000                 -
                                                       --------------           ----------
       Net deferred tax assets                         $    2,156,000           $  950,015
                                                       ==============           ==========

8.       INCOME TAXES:

         A reconciliation between the actual income tax (benefit) expense and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                           Years Ended May 31,
                                                      ----------------------------------------------------------
                                                            1998                   1997                  1996
                                                      ---------------           ----------          ------------
       Computed federal income tax at
         statutory rates                              $    (2,050,963)          $   72,290          $    582,115
       State taxes, net of federal benefit                   (211,129)              13,608               158,200
       Items without tax benefit                              106,613               76,500               103,856
       Adjustments to prior years' tax liability              262,016              (76,200)                 -
       Valuation allowance                                       -                    -                 (335,764)
       Tax credits                                            (47,883)                -                   -
       Other, net                                              68,340                  802                60,437
                                                      ---------------           ----------          ------------

                                                      $    (1,873,006)          $   87,000          $    568,844
                                                      ===============           ==========          ============

9.       REIMBURSEMENT REDUCTIONS:

         In August 1997, Congress enacted and President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), resulting in significant changes to cost based reimbursement for Medicare home health care providers. Although the new legislation enacted by Congress presently retained a cost based reimbursement system, the cost limits have been reduced for fiscal years which began after such date. The BBA provided for two payment systems - an interim payment system ("IPS") which is effective for the Company from March 1, 1998 until the adoption of the successor payment system which is a new prospective payment system scheduled to be effective for fiscal years beginning on or after October 1, 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program.

         During the third quarter of fiscal 1998, management moved proactively to prepare the Company for the impact of IPS and for long-term growth. As a result, the Company implemented a corporate-wide cost reduction program. These actions, together with the Company's assessment of the impact of health care reform legislation, resulted in a pre-tax non-recurring charge in the third quarter of fiscal 1998 approximating $380,000. This accounting charge included a write-off of goodwill and intangible assets.

10.      SHAREHOLDERS' EQUITY:

         a. Preferred stock

         The Company has authorized five million shares of preferred stock, $1.00 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series. To date, no shares of preferred stock have been issued.

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

11.      STOCK OPTION PLANS:

         No compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended May 31, 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts.

                                                                           Years Ended May 31,
                                                      ----------------------------------------------------------
                                                            1998                   1997                  1996
                                                      ---------------           ----------         -------------
       Net (loss) income, as reported                 $    (4,159,236)          $  125,619         $   1,143,259
       Net (loss) income, pro forma                        (4,178,675)              92,541             1,093,196
       Basic earnings per share, as reported                     (.84)                 .03                  .29
       Basic earnings per share, pro forma                       (.84)                 .02                  .28
       Diluted earnings per share, as reported                   (.84)                 .03                  .27
       Diluted earnings per share, pro forma                     (.84)                 .02                  .26

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended May 31, 1998, 1997 and 1996; expected volatility of 58%; risk free interest rate averaging 5.5%; and expected lives of 2 to 6 years.

         The Company has two stock option plans (the "Plans") as adopted and as adjusted for stock dividends. Participants may be granted either Incentive Stock Options or Non-Qualified Stock Options to purchase shares of common stock. The purpose of the Plans is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plans to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between April 1999 and April 2008.

         The incentive stock options may be granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options are authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.

         Information as to options granted is summarized as follows:

                                                                                                     Exercise
                                                                                  Shares               Price
                                                                                ----------       ---------------
       Outstanding, May 31, 1995                                                   722,297       $1.38 - $14.86

         Granted                                                                   103,217
         Canceled and expired                                                      (18,861)
         Exercised                                                                 (84,229)
                                                                                ----------

       Outstanding, May 31, 1996                                                   722,424        $1.38 - $7.28

         Granted                                                                    29,500
         Canceled and expired                                                      (41,414)
         Exercised                                                                (184,837)
                                                                                ----------

       Outstanding, May 31, 1997                                                   525,673        $1.38 - $6.55

         Granted                                                                   212,000
         Canceled and expired                                                      (15,032)
         Exercised                                                                (168,701)
                                                                                ----------

       Outstanding, May 31, 1998                                                   553,940        $1.38 - $4.66
                                                                                ==========

       Shares reserved for future issuance at May 31, 1998 are comprised of the following:

       Shares issuable upon exercise of stock
         options under the plans                 515,725
       Shares issuable under the Company's
         employee stock purchase plan            316,197
                                                 -------
                                                 831,922
                                                 =======

         The weighted-average grant-date fair value of options granted for the years ended May 31, 1998 and 1997 were $1.02 and $3.93, respectively. In addition, there was 441,338 options at a weighted-average per share exercise price of $3.32 per option exercisable at May 31, 1998.

         The weighted-average exercise price and remaining contractual life of options outstanding at May 31, 1998 is $3.37 and 6.2 years, respectively.

         In November 1995, the Company adopted an Employee Stock Purchase Plan whereby certain employees can purchase shares of common stock at the lesser of 85% of fair market value of the stock at the beginning or end of the calendar year. Since inception of this Plan, a total of 17,703 shares were issued.

12.      RELATED PARTY TRANSACTIONS:

         a. Notes receivable from officer

         Notes receivable from officer of $86,260 and $93,353 as of May 31, 1998 and 1997, respectively, represents amounts loaned by the Company and/or subsidiaries of the Company to the Company's President. These notes bear interest at 6% and mature August 1, 1998. All interest has been paid through May 31, 1998.

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

         In accordance with the settlement agreement with Mr. Mora (Note 15) the Company has agreed to forgive the subscription receivable in consideration for Mr. Mora entering into a covenant not-to-compete agreement with the Company. The non-compete agreement provides for the Company to forgive the subscription receivable plus accrued interest in incremental amounts between the years 2002 through 2005 provided that Mr. Mora complies with the non-compete agreement.

         c. Services

         A director provides accounting services to the Company for which he was compensated approximately $146,000, $129,000 and $100,000 in the years 1998, 1997 and 1996, respectively.

         A former director of AMSERV, provided certain legal services to the Company. The Company incurred legal fees with such firm of $7,027 for fiscal year 1996.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

         Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

         Long-Term Debt: The fair value of the Company's long-term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at May 31, 1998 and 1997 approximates its fair value.

14.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS:

         Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and temporary cash investments.

         The Company provides temporary health care personnel to hospitals, nursing homes, extended care facilities and in-home patients in Florida, Ohio, New Jersey, Pennsylvania, upstate New York and the New York City metropolitan area. At May 31, 1998 and 1997, approximately 44% and 36%, respectively, of accounts receivable was due from Medicaid and approximately 0% and 9%, respectively, of accounts receivable was due from Medicare. Credit losses relating to customers historically have not been significant and within management's expectations.

14.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS: (Cont'd)

         The Company places its temporary cash investments with high credit quality financial institutions.

15.      COMMITMENTS:

         a. Employment agreements

         The Company has an employment agreement, as amended, with an officer which expires in December 2000. The aggregate commitment for future salary, excluding bonuses, under the agreement is $625,000. The agreement also provides for increases based on the consumer price index increases and certain bonuses based upon annual pretax income. The Company has an employment agreement, as amended, with an employee which expires May 1999. The aggregate commitment for future salary, excluding bonuses is $117,500. The agreement also provides for certain bonuses based on annual pre-tax income. The aggregate minimum commitment for future salaries under the agreements is as follows:

                       Years Ending
                          May 31,
                       -------------

                           1999                       $  367,500
                           2000                          250,000
                           2001                          125,000
                                                      ----------
                                                      $  742,500
                                                      ==========

         b. Leases

         The Company conducts its operations from leased office space under various operating leases which expire at various dates through 2003. Management expects that in the normal course of business these leases will be renewed or replaced by other leases.

         As of May 31, 1998 future net minimum rental payments under operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                           1999                       $  698,000
                           2000                          397,000
                           2001                          298,000
                           2002                          198,000
                           2003                           16,000
                                                      ----------
                                                      $1,607,000
                                                      ==========

         Rental expenses for operating leases for fiscal years ended 1998, 1997 and 1996 were approximately $718,000, $805,000 and $731,000, respectively.

         c. Settlement agreement

         In March 1998, the Company negotiated a settlement agreement with Eugene J. Mora ("Mora") the former President and CEO of AMSERV. The agreement provides for monthly payments of $10,750 commencing in July 1998 through February 2000 in satisfaction of Mora's consulting agreement and monthly payments of $26,535 from July 1998 through February 2000 and $37,285 from March 2000 through September 2000 in satisfaction of Mora's employment agreement. The Company also exchanged Mora's existing stock options for 90,000 new options with an exercise price of $4.00 per share, the Company recorded a charge to operations of $145,000 for the issuance of these options. In addition, the Company reimbursed Mora $210,000 for legal fees. The agreement also provides for the forgiveness of the subscription receivable of $397,782 plus accrued interest from Mora (Note 12) in exchange for Mora entering into a covenant not-to-compete agreement.

         c. Settlement agreement (Cont'd)

         In accordance with APB Opinion No. 21 "Interest on Receivables and Payables," the Company has discounted its obligations resulting from the settlement of Mora's employment agreement. The liability was discounted at a rate of 9% per annum, and results in a face amount of approximately $1,035,000.

         The aggregate minimum commitment under this agreement is as follows:

                       Years Ending
                          May 31,
                       ------------
                           1999                           $  447,420
                           2000                              447,420
                           2001                              447,420
                           2002                              149,140

16.      CONTINGENCIES:

         The Company is a defendant in several actions which are routine and incidental to its business.

         Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has an accrued loss contingency at May 31, 1998 for the aggregate, estimated amount to settle such matters (see Note 6). In management's opinion, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

17.      RETIREMENT PLANS:

         The Company adopted a 401(k) savings plan in January 1995 covering all eligible employees. Employees may defer up to 15% of their compensation. The Company will match 10% of employees' contributions up to 8%. Contributions for the years ended May 31, 1998, 1997 and 1996 approximated $64,000, $20,000 and $17,000, respectively.

         A division of the Company has a deferred fringe benefits welfare compensation plan covering substantially all of its employees. Contributions to the plan are discretionary and are based on employee compensation. The plan was amended in November 1995 to increase the vesting period of new entrants. New entrants vest fully after 10 years of service, and participants prior to the amendment vest fully after three years of service. The Company terminated the Plan in November 1997. Contributions to the plan for 1997 and 1996 approximated $313,000 and $233,000, respectively.

18.      SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS:

         During the year ended May 31, 1998, the Company issued 974,160 shares of common stock in connection with the EFCC merger. During the years ended 1997 and 1996, the Company issued stock dividends which amounted to $1,249,274 and $1,071,709, respectively. During the year ended May 31, 1997, the Company issued common stock in exchange for services in the amount of $54,000. During the year ended May 31, 1996, the Company issued common stock upon the exercise of stock options in exchange for notes receivable in the amount of $199,342.

                                Exhibit Index

  Exhibit No.          Exhibit
---------------       ----------
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

   10. (a) *          Form of Indemnification Agreement between the Company and
                      Stephen Sternbach.

       (b)            Employment Agreement, dated as of December 3, 1995 between the Company and Stephen Sternbach. (Incorporated by reference to Exhibit 10.(x) to the Company's Quarterly Report on Form 10- QSB for the quarterly period ended February 29, 1996.)

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

       (f)            The Company's Employee Stock Purchase Plan, as amended on
                      December 15, 1995.   (Incorporated by reference to Exhibit 10.(y)

  Exhibit No.          Exhibit
---------------       ----------
                      to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 26, 1996.)

       (g)            Form of Incentive Stock Option Contract (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the
                      fiscal year ended May 31, 1993.)

       (h) *          Agreement relating to purchase of the Company among Stephen Sternbach,
                      Renee Starr and Leonard Taubenblatt dated December 31, 1986.

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

  Exhibit No.           Exhibit
---------------        ----------
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