Form 10-Q
period 1998-08-31
STAR MULTI CARE SERVICES INC
filed 1998-10-15
CIK 874038

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED August 31, 1998

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

                        Commission File Number 1-10751

                        STAR MULTI CARE SERVICES, INC.
            (Exact Name of Registrant as specified in its charter)

          New York                                              11-1975534
          --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

             99 Railroad Station Plaza, Hicksville, New York 11801
             -----------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (516) 423-6688
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                             Yes  X     No
                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 14, 1998:

            Class                              Number of Shares
      -----------------                  ---------------------------
Common Stock, $0.001 par value                    5,228,122

                        STAR MULTI CARE SERVICES, INC.

                                     INDEX

                                                                          Page

Part I - Financial Information

Item 1

Consolidated Balance Sheets as of August 31, 1998 and May 31, 1998 ......    3

Consolidated Statements of Operations for the three months
   ended August 31, 1998 and 1997 .......................................    4

Consolidated Statements of Cash Flows
   for the three months ended August 31, 1998 and 1997 ..................    5

Notes to Consolidated Financial Statements ..............................   6-7

Item 2

Management's Discussion and Analysis of Financial
   Condition and Results of Operations ..................................   7-13


Part II - Other Information

Item 6

Exhibits and Reports on Form 8-K ........................................   13

Signatures ..............................................................   14

                        STAR MULTI CARE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                August 31,          May 31,
                                                                                  1998               1998
                                                                               ------------      ------------
ASSETS:                                                                         Unaudited
     Current Assets:
        Cash and cash equivalents                                              $    516,838      $  1,867,286
        Accounts receivable, less allowance for doubtful accounts of
        $1,952,166 and $1,872,000 at August 31, 1998 and May
        31, 1998, respectively                                                   10,494,706        10,108,879
        Prepaid expenses and other current assets                                   297,507           382,899
        Deferred income taxes                                                     1,419,537         1,537,000
        Income taxes receivable                                                   1,225,946         1,225,946
                                                                               ------------      ------------
                         Total current assets                                    13,954,534        15,122,010
                                                                               ------------      ------------

        Property and equipment, net of accumulated depreciation  of
        $1,419,453 and $1,303,532 at August 31, 1998 and May 31,
        1998, respectively                                                        2,050,667         1,999,924
        Notes receivable from officer                                                84,485            86,260
        Intangible assets, net of accumulated amortization                       11,716,153        11,857,698
        Deferred income taxes                                                       619,000           619,000
        Other assets                                                                233,363           185,715
                                                                               ------------      ------------
                                                                               $ 28,658,202      $ 29,870,607
                                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
        Revolving credit line                                                  $  6,207,852      $  6,207,852
        Accrued regulatory costs, contractual adjustments and
        related expenses                                                          2,450,000         2,450,000
        Accrued payroll and related expenses                                      3,056,232         3,214,207
        Accounts payable and other accrued expenses                               1,223,738         1,357,464
        Deferred revenues                                                              --           1,017,287
        Current maturities of long-term debt                                         93,750           125,000
                                                                               ------------      ------------
              Total current liabilities                                          13,031,572        14,371,810
                                                                               ------------      ------------

     Long-Term Liabilities:
        Other long-term liabilities                                               1,022,134         1,065,770
                                                                               ------------      ------------
              Total long-term liabilities                                         1,022,134         1,065,770
                                                                               ------------      ------------

Committments and Contingencies:
     Shareholders' equity
        Preferred stock, $1.00 par value per share, 5,000,000 shares
        authorized                                                                       --                --
        Common stock, $.001 par value per share, 10,000,000 shares authorized; 5,384,016 and 5,362,780 issued,
        respectively                                                                  5,384             5,363
        Additional paid-in capital                                               20,990,889        20,951,899
        Subscription receivable                                                    (397,782)         (397,782)
        Deficit                                                                  (5,715,073)       (5,847,531)
        Treasury stock - 137,500 common shares at August 31, 1998
        and May 31, 1998                                                           (278,922)         (278,922)
                                                                               ------------      ------------
              Total shareholder's equity                                         14,604,496        14,433,027
                                                                               ------------      ------------
                                                                               $ 28,658,202      $ 29,870,607
                                                                               ============      ============

         See accompanying notes to consolidated financial statements.

                        STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          August 31,
                                             ----------------------------------
                                                   1998              1997
                                             ----------------  ----------------


Net revenues                                 $     14,093,393  $     13,001,925
                                             ----------------  ----------------

Operating costs and  expenses:
    Costs of revenue                                9,862,331         8,506,282
    Selling, general and administrative             3,384,993         3,495,724
    Provision for doubtful accounts                   197,731            45,000
    Depreciation and amortization                     257,466           180,536
                                             ----------------  ----------------
                                             $     13,702,521  $     12,227,542
                                             ----------------  ----------------

Income from operations                                390,872           774,383

Interest expense, net                                (140,951)          (77,127)

                                             ----------------  ----------------

Income before income taxes                            249,921           697,256

Provision for income taxes                            117,463           285,875
                                             ----------------  ----------------

Net income                                   $        132,458  $        411,381
                                             ================  ================

Net income per common share:

    Basic                                    $           0.03  $           0.10
                                             ================  ================

    Diluted                                  $           0.03  $           0.10
                                             ================  ================

Weighted average number of common shares:

    Basic                                           5,237,514         4,103,935
                                             ================  ================

    Diluted                                         5,266,264         4,323,754
                                             ================  ================






         See accompanying notes to consolidated financial statements.

                        STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Three Months
                                                                                       Ended August 31,
                                                                                ----------------------------
                                                                                   1998              1997
                                                                                -----------      -----------
Cash flow from operating activities:
    Net income                                                                  $   132,458      $   411,381
                                                                                -----------      -----------
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Provision for doubtful accounts                                            197,731           45,000
         Depreciation and amortization of property and equipment                    115,921           70,531
         Amortization of intangible assets                                          141,545          110,005
         Deferred income taxes                                                      117,463             --
         Changes in operating assets and liabilities:
             (Increase) decrease in assets:
                Accounts receivable                                                (583,558)         893,557
                Prepaid expenses and other current assets                            85,392         (422,847)
                Income taxes receivable                                                --             73,738
                Other assets                                                        (47,648)          (5,595)
               Increase (decrease) in liabilities:
                 Accrued payroll and related expenses                              (157,975)        (731,175)
                 Accounts payable and other accrued expenses                       (133,726)         100,177
                 Deferred revenue                                                (1,017,287)            --
                 Income taxes payable                                                  --            165,913
                 Other liabilities                                                  (43,636)         (31,549)
                                                                                -----------      -----------
                  Total adjustments                                              (1,325,778)         267,755
                                                                                -----------      ------------

                  Net cash (used in) provided by operating activities            (1,193,320)         679,136
                                                                                -----------      ------------

Cash flows from investing activities:

    Purchase of property and equipment                                             (166,664)        (351,414)
    Repayment of note receivable from officer                                         1,775             --
                                                                                -----------      -----------
        Net cash used in investing activities                                      (164,889)        (351,414)
                                                                                -----------      ------------

Cash flows from financing activities:
    Net proceeds from revolving credit line                                            --          1,840,000
    Repayment of long-term debt                                                     (31,250)         (31,250)
    Proceeds from issuance of common stock                                           39,011           64,333
                                                                                -----------      -----------
        Net cash provided by financing activities                                     7,761        1,873,083
                                                                                -----------      -----------

Net (decrease) increase in cash and cash equivalents                             (1,350,448)       2,200,805

Cash and cash equivalents at beginning of period                                  1,867,286          139,400
                                                                                -----------      -----------

Cash and cash equivalents at end of period                                      $   516,838      $ 2,340,205
                                                                                ===========      ===========
Supplemental disclosures:

    Income taxes paid                                                           $      --        $   120,250
                                                                                ===========      ===========
    Interest paid                                                               $   139,875      $    74,601
                                                                                ===========      ===========



         See accompanying notes to consolidated financial statements.

                        STAR MULTI CARE SERVICES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1998, results of its operations and cash flows for the three month period ended August 31,1998 and 1997.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1998, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

     The results of operations for the three month period ended August 31, 1998 is not necessarily indicative of the results to be expected for the full year.

Note 1 - Net Income Per Common Share

     Net income per common share and per common and common equivalent share is based upon weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

Note 2:  Use of Accounting Estimates

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

Note 3:  Merger

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

Note 4: Regulatory Costs and Related Expenses

     a. In May 1997, the Company was advised that an audit of American Healthcare Services, Inc., the Company's Medicare agency, by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services which had been forwarded to the Medicare intermediary assigned to administer Medicare payments in Florida had been referred to the Civil Division of the United States Attorney for the Southern District of Florida. In February 1998, The Audit was relinquished by the United States Attorney to the Medicare intermediary for recovery of an administrative overpayment in the amount of $1,248,747. The Company has appealed the assessment, which could result in the elimination or reduction of the assessment. The Company has accrued $1,250,000 in connection with this matter.

     b. The Company discovered errors in certain cost reports that had been previously submitted to the New York State Department of Social Services during the years 1993 through 1995, the basis of which served to determine the Medicaid reimbursement rates for the years 1994 through 1996. Amended cost reports containing the correct data were submitted to the New York State Department of Health (the "DOH") in February 1998, which are expected to result in the DOH's retroactive recalculation of the Company's Medicaid reimbursement rate and imposition of a substantial overpayment assessment against the Company. The Company has offset the $660,000 overpayment against existing accounts receivable from Medicaid in connection with this matter.

     c. In August 1995, the Office of Deputy Attorney General for Medicaid Fraud Control initiated a personnel, clinical and billing investigation for the years 1992 through 1995. On December 3, 1997, the Company was advised by its counsel that the investigation, which was previously reported as pending, may be expanded through 1997 and that the Company was a target of a criminal investigation. In response to this, the Company conducted its own internal investigation and has revised its systems. The Company has voluntarily disclosed the results of its internal investigation to the Office of Deputy Attorney General for Medicaid Fraud Control. The Company has accrued approximately $1,000,000 in connection with this matter. The amount accrued has been based upon information learned to date and advice of legal counsel, additional information may be learned in the future, which would require the Company to modify this amount.

     d. On July 16, 1998, Star was advised that an audit of American Health Services, Star's Medicare agency, was being commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was being conducted in conjunction with the United States Attorney's Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. A similar audit commenced during May of 1997 for its submitted claims during 1993. Star has been advised by Broad and Cassel ("Regulatory Counsel") that they have been in contact with the Office of Inspector General and the Assistant United States Attorney assigned to this matter, and there is no way to determine at this time the extent of Star's liability. Regulatory Counsel has advised Star that it may litigate or appeal any determination of liability and pursue claims against third parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of Star. Management anticipates that this matter should be satisfactorily resolved. This is grounded upon the advice of Regulatory Counsel to the Company as to the (1) the resolution of similar types of audits or claims based upon their experience in the health care industry, handling appeals of these determinations and dealing with similar matters before the Office of Inspector General and the Department of Justice, even though there has not been a final determination of liability, and there can be no assurance as to the ultimate liability; and (2) the fact that Star will have the right, whether or not this audit or claim is resolved in whole or in part in Star's favor, to appeal or litigate any liability, determination and pursue a claim against third-party independent contractors and other parties that may have rendered services to Star, even though there is no assurance that any such claims would ultimately be collectible.

     Management anticipates that the matters will be satisfactorily resolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1998.

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

     In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their costs limits determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limits, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning January 1,1998. During the three months ended December 1997, various regulations and interpretations of the Budget Act were published which enabled the Company to calculate the potential impact on reimbursement of the new IPS cost limits. After analysis it was determined that these new limits will reduce reimbursement to the Company for the Medicare services it provides. During the three months ended August 31, 1998, the Company continued its restructuring plan to aggressively respond to the new reductions in Medicare reimbursement by fundamentally reshaping the Company for long-term growth in the changing environment. After giving effect to restructuring efforts undertaken in late 1997 and currently underway, combined with service utilization adjustments projected for the remainder of 1998, the Company expects to reduce costs to meet the reimbursement shortfalls without any material adverse effect to the Company.

Results of Operations.

     Quarter ended August 31, 1998 compared to quarter ended August 31, 1997.

     Net revenues for the quarter ended August 31, 1998 increased $1,091,468 or 8% to $14,093,393 from $13,001,925 for the quarter ended August 31, 1997. The increase in net revenue for the quarter is primarily attributable to the acquisition of EFCC and growth in the New Jersey and Florida branches of the Company, partially offset by a reduction in net revenues from American Healthcare Services, the certified home health agency in Florida, due to a reduction in per beneficiary cost limits established be Medicare effective for cost reporting periods beginning January 1, 1998.

     Gross profit margin decreased to 30% for the quarter ended August 31, 1998 from 35% for the quarter ended August 31, 1997. The decrease in the gross profit margin is primarily attributable to an increase in the accrual rate for the self funded workers' compensation plan, a shift in allocating a greater percentage of workers' compensation expense to costs of revenue to reflect the occurrence of workers' compensation claims, and a reduction in per beneficiary costs limits established by Medicare for cost reporting periods beginning January 1, 1998 and visits performed by the Company's Medicare certified agency in Florida with gross profit margins of approximately 48% in the quarter ended August 31, 1998.

     Selling, general and administrative costs as a percentage of revenue decreased to 24% for the quarter ended August 31, 1998, from 27% for the quarter ended August 31, 1997. The decrease in selling, general, and administrative expenses as a percentage of net revenues is attributable to the results of the Company's restructuring efforts undertaken during the third and fourth quarters of the fiscal year-ended May 31, 1998. During this period the Company consolidated several branches and eliminated various positions resulting from the integration of the Company's new computer technology.

     Provision for Doubtful Accounts: The provision for doubtful accounts as a percentage of net revenues for the quarter ended August 31, 1998 was 1.4% compared to 0.3 % for the quarter ended August 31, 1997. The three month period in 1998 reflects an increase in the bad debt provision rate for accounts receivable aged less than 180 days, necessitated by billing and collection difficulties that continued into 1998. (see Liquidity and Capital Resources).

     Income from operations decreased to $390,872 for the quarter ended August 31, 1998 from $774,383 for the quarter ended August 31, 1997. The decrease in income from operations for the quarter is attributable to a reduction in the gross profit margin, increases in the provision for doubtful accounts, partially offset by a reduction in selling, general and administrative expenses as a percentage of net revenues.

     Net income for the quarter ended August 31, 1998 decreased to $132,458 from $411,381 for the quarter ended August 31, 1997. The decrease in net income for the quarter is attributable to the decrease in income from operations, and higher interest expense from additional borrowings associated with the acquisition of EFCC.

Financial Condition, Liquidity and Capital Resources

     As of August 31, 1998 cash and cash equivalents were $516,838 as compared with $1,867,286 at May 31, 1998. The net decrease of $1,350,448 resulted from repayment to Medicare of approximately $1,140,000 from prior overpayments that resulted from changes associated with the reimbursement structure of Medicare reflected by both changes in IPS and regional cost limits.

     The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets. Accounts receivable turnover was approximately 67 days during the quarter ended August 31, 1998 compared to 76 days during the quarter ended August 31, 1997. The decrease in accounts receivable turnover days is primarily attributable to the increase in the allowance for doubtful accounts.

     The Company currently has available a line of credit with a bank which allows for borrowings of up to $8,000,000 (the "Credit Agreement"). Pursuant to the Credit Agreement, the amount the Company may borrow is limited up to 80 percent of eligible receivables under 120 days old. The Credit Agreement provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of August 31, 1998, the Formula equaled approximately $6,700,980 and the outstanding balance of the funds advanced to the Company pursuant to the Credit Agreement, as of such date, was $6,207,852.

     As of August 31, 1998 the Company was in violation of certain financial covenants contained in the Credit Agreement. On September 11, 1998 the bank waived compliance with the covenant violations preconditioned upon the Company meeting certain terms and conditions and has prohibited any future advances which otherwise would have become available under the terms of the Credit Agreement. The Company has reclassified borrowings owed as of August 31, 1998 as a current liability.

     This Credit Agreement expires on October 31, 1998 and will not be renewed. The Company is currently negotiating its financing needs with several sources and has received a non-binding letter of intent from an alternative financing source to replace the line of Credit Agreement.

     The Company feels that the results of operations in the ensuring twelve months will provide sufficient excess cash flow to satisfy its working capital requirements. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms. However, should the Company be unable to replace the Credit Agreement with another lender, the Company will not have sufficient working capital to repay the money owed to its present lender

     Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

     Inflation and Seasonality

     The rate of inflation was insignificant during the quarter ended August 31, 1998. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

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

     Forward Looking Statements and Cautionary Factors

     Certain statements in this report on Form 10-Q constitute" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current IPS and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry.

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

HEALTH CARE REFORM. In August 1997, Congress enacted and President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), resulting in significant changes to cost based reimbursement for Medicare home health care providers. Although the new legislation enacted by Congress retains a cost based reimbursement system, the cost limits have been reduced for fiscal years which began on or after October 1, 1997 and a new per-beneficiary limit is effective for fiscal years which began after such date. The BBA provides two payment systems -- an IPS which is effective for the Company beginning January 1, 1998 until the adoption of the successor payment system which is a new prospective payment system tentatively scheduled to begin in late 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. The Company anticipates a possible decrease in aggregate net revenues during the course of the current fiscal year due principally to reductions in the limits for the amount of costs that are reimbursable in connection with the provision of Medicare services. The Company cannot quantify the full effect of IPS on the Company's future performance because certain components of health care reform legislation, such as the per-beneficiary limit, require annual data which will not be known until a final assessment by Medicare and/or its fiscal intermediary is completed for each annual period.

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

ATTRACTION AND RETENTION OF EMPLOYEES. Maintaining quality managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain qualified skilled management and sufficient numbers of credentialed health care professionals and para-professionals could adversely affect the Company's operations and quality of service.

RISKS ASSOCIATED WITH COLLECTION OF ACCOUNTS RECEIVABLE. The home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. The lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors could have a material adverse effect on the Company's financial condition or results of operations.

DEPENDENCE ON RELATIONSHIPS WITH REFERRAL SOURCES. The growth and profitability of the Company depends on its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. Managed care organizations, which are exerting an increasing amount of influence over the health care industry, have been consolidating to enhance their ability to impact the delivery of health care services. As managed care organizations have increased and continue to increase their market share in regions in which the Company operates, these organizations have become and will continue to become increasingly important to the Company as referral sources. There can be no assurance the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations.

YEAR 2000 COMPUTER CONCERNS. The impact of Year 2000 computer problems on the Medicare and Medicaid programs, other federal or state health care programs and other third party payors could affect prompt reimbursement to the Company in the future unless and until such potential problems are corrected. The company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. However, there can be no assurance the Company has adequately assessed or identified all aspects of its business which may be impacted by Year 2000 issues which may arise after December 31, 1999. Additionally, there can be no assurance that vendors who supply the Company's major management information system software will adequately address and correct any and all Year 2000 issues that may arise prior to January 1, 2000. As a result of the foregoing, there can be no assurance that Year 2000 computer problems which may impact the Company or its payors will not have a material adverse effect on the Company's financial condition or results of operations.

POTENTIAL RISKS ASSOCIATED WITH ACQUISITIONS AND EXPANSION. When evaluating acquisitions, the Company seeks potential acquisition candidates that would complement or expand its current services. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. Moreover, many states have Certificate of Need, licensure, or similar laws which generally require that the appropriate state agency approve certain acquisitions and/or determine that a need exists for new services and capital expenditures or other changes prior to such new services being added. Additionally, HCFA approval concerning the redesignation of branch offices as separate providers may also be required. To the extent that Certificates of Need or other approvals are required for expansion of Company operations, either through acquisitions or provision of new services, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, and possible delays and expenses associated with such approvals.

     There can be no assurance that the Company will be able to successfully negotiate, finance or integrate acquisitions. Acquisitions involve numerous short- and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. There can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversely affect the Company's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond the control of the Company and the emerging trend of other health care providers, such as long-term care providers, seeking to acquire home health care businesses, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

COMPETITION. The home health care industry is highly competitive and includes national, regional and local providers. The Company competes with a large number of companies in all areas in which its operations are located. The Company's competitors include major national and regional companies, hospital- based programs, numerous local providers and nursing agencies. Some current and potential competitors have or may obtain significantly greater financial and marketing resources than the Company. Accordingly, other companies, including managed care organizations, hospitals, long-term care providers and health care providers that currently are not serving the home health care market, may become competitors. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially adversely affect the Company's financial condition or results of operations.

                          PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits:

         27. Financial Data Schedule

b.       Reports on Form 8-K.

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            STAR MULTI CARE SERVICES, INC.

October 15, 1998                    By:     s/Reinaldo Romeu
----------------                       ---------------------
    Date                                    Reinaldo Romeu
                                            Controller and Treasurer
                                            (Principal Financial Officer)