Form 10-Q
period 1998-11-30
STAR MULTI CARE SERVICES INC
filed 1999-01-19
CIK 874038

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED November 30, 1998

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


Registrant's telephone number, including area code: (516) 423-6688
                                                    ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                                          Yes  X    No
                                              ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 15, 1999:


            Class                                     Number of Shares
            -----                                     ----------------
Common Stock, $0.001 par value                            5,246,516

                         STAR MULTI CARE SERVICES, INC.

                                     INDEX

                                                                                                          Page
Part I - Financial Information

Item 1

Consolidated Balance Sheets as of November 30, 1998 and May 31, 1998 ................................     3

Consolidated Statements of Operations for the three months and six months
   ended November 30, 1998 and 1997..................................................................     4

Consolidated Statements of Cash Flows
   for the six months ended November 30, 1998 and 1997...............................................     5

Notes to Consolidated Financial Statements ..........................................................     6-7

Item 2

Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................................................     8-11


Part II - Other Information

Item 1

Legal Proceedings....................................................................................     11

Item 6

Exhibits and Reports on Form 8-K ....................................................................     12

Index of Exhibits ...................................................................................     13

Signatures...........................................................................................     14

                            STAR MULTI CARE SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                                              November 30,              May 31,
                                                                                                 1998                    1998
                                                                                              ------------              -------
ASSETS:                                                                                        Unaudited                Audited
       Current Assets:
             Cash and Cash equivalents                                                         $ 2,165,329            $ 1,867,286
             Accounts receivable, less allowance for doubtful accounts of
             $1,775,000 and $1,872,000 at November 30,1998 and May 31,
                  1998, respectively                                                            11,229,307             10,108,879
             Prepaid expenses and other current assets                                             414,428                382,899
             Income taxes receivable                                                                     -              1,225,946
             Deferred income taxes                                                               1,773,160              1,537,000
                                                                                              ------------           ------------
             Total current assets                                                             $ 15,582,224           $ 15,122,010
                                                                                              ------------           ------------
             Property and equipment, net of accumulated depreciation and amortization of $1,535,000  and $1,304,000 at November 30,
                  1998 and May 31,1998, respectively                                             1,989,316              1,999,924
             Notes receivable from officer                                                          80,410                 86,260
             Intangible assets, net of accumulated amortization                                 11,806,742             11,857,698
             Deferred income taxes                                                                 619,000                619,000
             Other assets                                                                          198,172                185,715
                                                                                              ------------           ------------
                                                                                              $ 30,275,864           $ 29,870,607
                                                                                              ============           ============

LIABILITIES AND SHAREHOLDER'S EQUITY
      Current Liabilities:
             Revolving credit line                                                             $ 7,076,186            $ 6,207,852
             Accrued payroll and related expenses                                                2,427,058              3,214,207
             Accounts payable                                                                    1,176,185              1,018,322
             Accrued expenses                                                                      564,334                339,142
             Deferred revenues                                                                   1,533,226              1,017,287
             Accrued regulatory costs                                                            2,075,000              2,450,000
             Current maturities of long-term debt                                                   62,500                125,000
                                                                                              ------------           ------------
                      Total current liabilities                                                 14,914,489             14,371,810
                                                                                              ------------           ------------
       Long -Term Liabilities:
             Other long-term liabilities                                                           858,216              1,065,770
                                                                                              ------------           ------------
                      Total long-term liabilities                                                  858,216              1,065,770
                                                                                              ------------           ------------

      Shareholder's equity:
             Preferred stock, $1.00 par value per share, 5,000,000 shares authorized Common stock, $.001 par value per share, 10,000,000 shares
             authorized;  5,384,016 and 5,362,780 shares issued, respectively                        5,384                  5,363
             Additional paid-in capital                                                         20,990,888             20,951,899
             Subscription receivable                                                              (397,782)              (397,782)
             Deficit                                                                            (5,816,409)            (5,847,531)
             Treasury stock, 137,500 common shares at November 30,
             1998 and May 31,1998                                                                 (278,922)              (278,922)
                                                                                              ------------           ------------
                     Total Shareholder's equity                                                 14,503,159             14,433,027
                                                                                              ------------           ------------
                                                                                              $ 30,275,864           $ 29,870,607
                                                                                              ============           ============


          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                               Three Months Ended                      Six Months Ended
                                                                  November 30,                            November 30,
                                                         -------------------------------         ---------------------------------
                                                           1998               1997                 1998                1997
                                                           ----               ----                 ----                ----


Net revenues                                             $ 12,762,735       $ 15,179,857         $ 26,856,128        $ 28,181,782
                                                         ------------       ------------         ------------        ------------

Operating Costs and expenses:
              Costs of revenue                              8,789,631          9,866,454           18,651,962          18,372,736
              Selling, general and administrative           3,378,125          3,997,801            6,763,118           7,493,525
              Depreciation and amortization                   357,371            268,761              555,102             449,297
              Provision for doubtful accounts                 127,457             88,735              384,923             133,735
              Regulatory costs and related expenses          (375,000)                 -             (375,000)                  -
              Restructuring and termination expense           476,346                  -              476,346                   -
                                                         ------------       ------------         ------------        ------------


Income from operations                                          8,805            958,106              399,677           1,732,489

Interest expense, net                                        (200,004)          (117,066)            (340,955)           (194,193)
                                                         ------------       ------------         ------------        ------------

Income before income taxes                                   (191,199)           841,040               58,722           1,538,296

(Provision) Benefit for income taxes                           89,863           (344,826)             (27,600)           (630,701)
                                                         ------------       ------------         ------------        ------------

Net Income (Loss)                                          $ (101,336)         $ 496,214             $ 31,122           $ 907,595
                                                         ------------       ------------         ------------        ------------

Net income per common share

              Basic                                           $ (0.02)            $ 0.10               $ 0.01              $ 0.19
                                                         ============       ============         ============        ============

              Diluted                                         $ (0.02)            $ 0.10               $ 0.01              $ 0.19
                                                         ============       ============         ============        ============

Weighted average number of common shares:

              Basic                                         5,246,516          5,204,241            5,241,990           4,761,497
                                                         ============       ============         ============        ============

              Diluted                                       5,246,516          5,207,476            5,243,992           4,763,115
                                                         ============       ============         ============        ============






          See accompanying notes to consolidated financial statements

                                   STAR MULTI CARE SERVICES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                                            Six Months
                                                                                                        Ended November 30,
                                                                                                  ---------------------------
                                                                                                      1998             1997
                                                                                                      ----             ----
Cash flow from operating activities:
      Net income                                                                                 $    31,122        $ 907,595
                                                                                                 -----------        ---------
      Adjustments to reconcile net income to net cash (used in) provided by operating activities:
              Provision for doubtful accounts                                                        384,923          133,735
              Depreciation and amortization of property and equipment                                231,803          162,981
              Amortization of intangible assets                                                      323,301          260,940
              Deferred income taxes                                                                 (236,160)               -
              Changes in operating assets and liabilities:
                    (Increase) decrease in assets:
                        Account receivable                                                        (1,505,351)         561,144
                        Prepaid expenses and other current assets                                    (31,529)         572,558
                        Income taxes receivable                                                    1,225,946           73,738
                        Other assets                                                                 (12,458)          (4,432)
                    Increase (decrease) in liabilities:
                        Accrued payroll and related expenses                                        (787,150)      (1,094,572)
                        Accounts payable and other accrued expenses                                    8,055         (856,054)
                        Deferred revenue                                                             515,939                -
                         Income taxes payable                                                              -          675,903
                         Other liabilities                                                          (207,554)               -
                                                                                                 -----------        ---------
                                Total adjustments                                                    (90,235)         564,335
                                                                                                 -----------        ---------

                                Net Cash (used in) provided by operating activities                $ (59,113)     $ 1,471,930
                                                                                                 -----------        ---------

Cash flows from investing activities:
      Acquisition of a business, net of cash acquired                                                      -       (2,940,462)
      Purchase of property and equipment                                                            (221,194)        (591,446)
      Repayment of note receivable from officer                                                        5,850            3,744
      Purchase of intangibles                                                                       (272,345)               -
                                                                                                 -----------        ---------
                Net cash used in investing activities                                               (487,689)      (3,528,164)
                                                                                                 -----------        ---------

Cash flows from financing activities:
       Proceeds from revolving credit line (Daiwa)                                                 7,076,186        2,840,000
       Repayment of revolving credit line (Chase)                                                 (6,207,852)               -
       Repayment of long term debt                                                                   (62,500)         (62,500)
       Repayment of capital lease obligations                                                              -          (47,502)
       Proceeds from issuance of common stock                                                         39,011          110,421
                                                                                                 -----------        ---------
                Net cash provided by financing activities                                            844,845        2,840,419
                                                                                                 -----------        ---------

Net increase in cash and cash equivalents                                                            298,043          784,185

Cash and cash equivalents at beginning of period                                                   1,867,286          139,400
                                                                                                 -----------        ---------

Cash and cash equivalents at end of period                                                       $ 2,165,329        $ 923,585
                                                                                                 ===========        =========

Supplemental disclosures:
      Income taxes paid                                                                               28,749          326,781
                                                                                                 ===========        =========

      Interest paid                                                                                  288,228          172,055
                                                                                                 ===========        =========







          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1998, results of its operations for the three and six months periods ended November 30,1998 and 1997 and cash flows for the six month period ended November 30, 1998.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1998, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three and six months periods ended November 30, 1998 is not necessarily indicative of the results to be expected for the full year.

Note 1 - Net Income Per Common Share

         Net income per common share and per common and common equivalent share is based upon weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

Note 2: Reclassifications and use of Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, workers compensation and medical benefit reserves for its self funded plans, other asset valuation allowances and certain liabilities. Management periodically re-evaluates the estimates inherent in certain financial statement amounts and may adjust accordingly.

Note 3: Regulatory Costs and Contractual Adjustments

         a. In May 1997, the Company was advised that an audit of American Healthcare Services, the Company=s Medicare agency, by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services which had been forwarded to the Medicare intermediary assigned to administer Medicare payments in Florida had been referred to the Civil Division of the United States Attorney for the Southern District of Florida. In February 1998, The Audit was relinquished by the United States Attorney to the Medicare intermediary for recovery of an administrative overpayment in the amount of $1,248,747. The Company has appealed the assessment, which could result in the elimination or reduction of the assessment. The Company had previously accrued $1,250,000 in connection with this matter. As a result of this appeal, based upon preliminary indications from the Medicare intermediary and the recommendation of Broad and Cassel ("Regulatory Counsel"), during the second quarter ended November 30, 1998, the Company reduced this liability by $375,000, (or 30%), and as of November 30, 1998 has accrued $875,000.


         b. On July 16, 1998, Star was advised that an audit of American Health Services, Star=s Medicare agency, was being commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was being conducted in conjunction with the United States Attorney=s Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. A similar audit commenced during May of 1997 for its submitted claims during 1993. Star has been advised by Regulatory Counsel that they have been in contact with the Office of Inspector General and the Assistant United States Attorney assigned to this matter, and there is no way to determine at this time the extent of Star=s liability. Regulatory Counsel has advised Star that it may litigate or appeal any determination of liability and pursue claims against third parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of Star. Management anticipates that this matter should be satisfactorily resolved. This is grounded upon the advice of Regulatory Counsel to the Company as to the (1) the resolution of similar types of audits or claims based upon their experience in the health care industry, handling appeals of these determinations and dealing with similar matters before the Office of Inspector General and the Department of Justice, even though there has not been a final determination of liability, and there can be no assurance as to the ultimate liability; and (2) the fact that Star will have the right, whether or not this audit or claim is resolved in whole or in part in Star=s favor, to appeal or litigate any liability, determination and pursue a claim against third-party independent contractors and other parties that may have rendered services to Star, even though there is no assurance that any such claims would ultimately be collectible. Management anticipates that the matters will be satisfactorily resolved.

Note 4: Credit Facility

         On November 9, 1998 the Company replaced its existing $8 million revolving credit agreement with a new $10 million revolving credit facility with Daiwa Securities America, Inc (the "Credit Facility"). This Credit Facility permits the Company to borrow up to 80% of eligible accounts receivables that are aged less than 180 days at LIBOR +3, (approximately 8.24% at November 30, 1998) and the remaining eligible receivables at LIBOR +6. The Credit Facility requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All loans under the Credit Facility are collateralized by all assets of the Company. As of November 30, 1998, the borrowing base equaled approximately $6,927,000, and the outstanding balance of the funds advanced to the Company pursuant to the Credit Facility, as of such date, was $7,076,000. A payment of approximately $186,000 was paid on December 17, 1998, subsequent to the quarter ended November 30, 1998. As of January 18, 1999, the outstanding loan balance of the Credit Facility was $6,890,000. The Credit Facility matures on November 9, 2000. The Company is not in violation of any of the covenants of the facility as of November 30, 1998.

Note 5: Stock Option Plan

         On December 9, 1998, subsequent to the quarter ended November 30, 1998, the Shareholders of the Company approved an amendment to the Company's 1992 Stock Option Plan that increased the total number of shares authorized to be issued therein by 300,000 shares. Additionally, stock option grants were approved for certain executives and employees for 83,500 shares exercisable at price ranges of $1.25 to $1.375 per share and vesting between immediate to over five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which the Company=s management believes is relevant to an assessment and understanding of the Company=s results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1998.

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

         In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect the health care systems in the Company's markets. The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions incurred as part of the Balanced Budget Act of 1997 as previously discussed). While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of the Company will not be adopted.

         During the three months ended November 30, 1998, the Company initiated a restructuring plan primarily to aggressively respond to the new reductions in Medicare reimbursement for Star Multi Care Services of Florida, Inc. d/b/a American Healthcare Services by fundamentally reshaping the Company for long-term growth in the changing environment. Restructuring costs include an accrual for the settlement of a lease at an abandoned facility of $300,000 and severance pay and payroll related benefits of approximately $176,000 as of November 30, 1998. After giving effect to these and prior restructuring efforts, combined with service utilization adjustments projected for the remainder of 1998, the Company expects to reduce costs to meet the reimbursement shortfalls without any further material adverse effect to the Company.

         Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the "1998" would be represented by "98". These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by the Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis at all.



Results of Operations.

         Quarter ended November 30, 1998 compared to quarter ended November 30, 1997.

         Net revenues for the quarter ended November 30, 1998 decreased $2,417,122 or 15.9% to $12,762,735 from $15,179,857 for the quarter ended
November 30, 1997. The decrease in net revenue for the quarter ended November 30, 1998 from the quarter ended November 30, 1997 is primarily attributable to a reduction in net revenues from American Healthcare Services, the Company's Medicare agency in Florida, due to a restructuring plan initiated by the Company due to, in part, a reduction in per beneficiary cost limits established by Medicare effective for cost reporting periods beginning January 1, 1998 and, additionally, the Company's decision to significantly reduce its market presence in the Medicare program.

         Gross profit margin decreased to 31.1% for the quarter ended November 30, 1998 from 35% for the quarter ended November 30, 1997. The decrease in the gross profit margin is primarily attributable to an increase in the accrual rate for the self funded workers compensation plan, a shift in allocating a greater percentage of workers compensation expense to costs of revenue to reflect the occurrence of workers compensation claims, increased health insurance costs, and reductions in per beneficiary costs limits established by Medicare for cost reporting periods beginning January 1, 1998 and visits performed by the Company=s Medicare agency in Florida who=s gross profit margins approximated 48% in the quarter ended November 30, 1997.

         Selling, general and administrative costs decreased $619,676 (15.5%) to $3,378,125 for the quarter ended November 30, 1998, down from $3,997,801 for the quarter ended November 30, 1997. Selling, general and administrative costs increased as a percentage of revenue from 26.3% for the same quarter last year to 26.5% for the quarter ended November 30, 1998. The decrease in selling, general, and administrative expenses is primarily attributable to the results of the Company=s restructuring efforts undertaken during the quarter and the past year. During this period the Company consolidated branches and eliminated various positions resulting from the integration of the Company=s new computer technology.

         Provision for Doubtful Accounts increased $38,722 from $88,735 for the quarter ended November 30, 1997 to $127,457 for the quarter ended November 30, 1998 and as a percentage of net revenues for the quarter ended November 30, 1998 was 1.0% compared to 0.6 % for the quarter ended November 30, 1997. (See Liquidity and Capital Resources).

         Income from operations decreased to $8,805 for the quarter ended November 30, 1998 from $958,106 for the quarter ended November 30, 1997, a decrease of $949,301 or 99.1%. This decrease in income is attributable to restructuring and termination expenses of $476,346, a reduction in the gross profit margin of 3.9%, increases in the provision for doubtful accounts and selling, general and administrative expenses as a percentage of revenue, partially offset by a reduction in regulatory costs and related expenses of $375,000.

Six Months ended November 30, 1998 compared to Six Months ended November 30,
1997.

         Net revenues for the six months ended November 30, 1998 decreased $1,326,000 or 4.7% to $26,856,000 from $28,182,000 for the six months ended
November 30, 1997. This decrease is primarily attributable to a reduction in net revenues from American Healthcare Services, the certified home health agency in Florida, due to a restructuring plan initiated by the Company due to, in part, a reduction in per beneficiary cost limits established by Medicare effective for cost reporting periods beginning January 1, 1998 and, additionally, the Company's decision to significantly reduce its market presence in the Medicare Program.

         Gross profit margin decreased to 30.5% for the six months ended November 30, 1998 from 34.8% for the six months ended November 30, 1997. The decrease in the gross profit margin is primarily attributable to an increase in the accrual rate for the self funded workers compensation plan, a shift in allocating a greater percentage of workers compensation expense to costs of revenue to reflect the occurrence of workers compensation claims, increased health insurance costs, reductions in per beneficiary costs limits established by Medicare for cost reporting periods beginning January 1, 1998 and in the number of visits performed by the Company=s Medicare agency in Florida which had a gross profit margin of approximately 48% in the six months ended November 30, 1997.

         Selling, general and administrative costs decreased $730,000 (9.7%) to $6,763,000 for the six months ended November 30, 1998, down from $7,494,000 for the six months ended November 30, 1997. Selling, general and administrative costs increased as a percentage of revenue from 26.6% for the same period last year to 25.2% for the six months ended November 30, 1998. The decrease in selling, general, and administrative expenses is primarily attributable to the results of the Company=s restructuring efforts undertaken during the six months and the past year. During this period the Company consolidated branches and eliminated various positions resulting from the integration of the Company=s new computer technology.

         Provision for Doubtful Accounts increased $251,000 from $134,000 for the six months ended November 30, 1997 to $385,000 for the six months ended November 30, 1998 and as a percentage of net revenues for the six months ended November 30, 1998 was 1.4% compared to 0.5 % for the six months ended November 30, 1997. The six month period in 1998 reflects an increase in the bad debt provision rate for accounts receivable necessitated by billing and collection difficulties that continued into 1998. (see Liquidity and Capital Resources).

         Income from operations decreased to $400,000 for the six months ended November 30, 1998 from $1,732,000 for the six months ended November 30, 1997, a decrease of $1,333,000 or 76.9%. This decrease is attributable to restructuring and termination expenses of $476,346, a reduction in the gross profit margin of 4.5%, increases in the provision for doubtful accounts, partially offset by selling, general and administrative expenses as a percentage of revenue and a reduction in regulatory costs and related expenses of $375,000.

Financial Condition, Liquidity and Capital Resources

         As of November 30, 1998 cash and cash equivalents were $2,165,000 as compared with $1,867,000 at May 31, 1998. The net increase of $298,000 resulted primarily from the following events: overpayment by Medicare of approximately $1,533,000 partially offset by payments to Medicare of approximately $1,135,000 from prior overpayments that resulted from changes associated with the reimbursement structure of Medicare reflected by both changes in IPS and regional cost limits; $7,076,000 of proceeds from a new $10 million revolving Credit Facility partially offset by payments to the prior credit facility of $6,208,000 and loan costs of $204,000; termination and related expenses of $176,000, income tax refunds received of $976,000; and funding the costs associated with an additional $1,468,000 of receivables.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at November 30, 1998 and 1997.
         The Company currently has available a line of credit with a bank which allows for borrowings of up to $10,000,000 (the ACredit Facility@). Pursuant to the Credit Facility, the amount the Company may borrow is limited up to 80 percent of eligible accounts receivables that are aged less than 180 days at LIBOR +3 and the remaining eligible receivables at LIBOR +6. The Credit Facility provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of November 30, 1998, the borrowing base equaled approximately $6,927,000, and the outstanding balance of the funds advanced to the Company pursuant to the Credit Facility, as of such date, was $7,076,000. A payment of approximately $186,000 was paid on December 17, 1998, subsequent to the quarter ended November 30, 1998. To date, total borrowings under the Credit Facility equal approximately $7,076,000 and as of January 18, 1999, the date of this filing, the outstanding loan balance is $6,890,000. As of November 30, 1998 the Company was not in violation of any financial covenants contained in the Credit Facility.

         The Company intends to meet its long-term liquidity needs through available cash, cash flow and the new Credit Facility. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms.

         Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

Forward Looking Statements

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

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

         As part of the Company's restructuring program, the Company relocated the offices of its Medicare agency and the Company's Florida operation center to smaller and less costly facilities in Miramar, Florida from Miami Lakes, Florida. Unfortunately, the Company was unable to find sub-tenants for the vacated office space in Miami Lakes. Therefore, the landlord of the Miami Lakes offices obtained a judgement against the

Company's wholly owned subsidiary, Star Multi Care Services of Florida, Inc. ("Star of Florida") for the sum of $1,045, 342. Additionally, the landlord has instituted a law suit against Star Multi Care Services, Inc. seeking to enforce a guaranty that the landlord has alleged that the Company had previously provided to the landlord at initial term of the Miami Lakes lease. The Company and Star of Florida have entered into a settlement agreement with the landlord covering both the judgement against Star of Florida and the pending suit for the sum of $300,000.

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits:

         10.1 Lease dated December 7, 1998 between Lighthouse Hicksville Limited Partnership, a New York limited partnership, and Star Multi Care Services, Inc., a Delaware corporation, for the Company's office space in Hicksville.

         27.  Financial Data Schedule

b        Reports on From 8-K.

         None

                               INDEX OF EXHIBITS


10.1 Lease dated December 7, 1998 between Lighthouse Hicksville Limited Partnership, a New York limited partnership, and Star Multi Care Services, Inc., a Delaware corporation, for the Company's office space in Hicksville.

27       Financial Data Schedules

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         STAR MULTI CARE SERVICES, INC.


January 19, 1999               By:   s/Eric B. Sargent
----------------                   --------------------------------
      Date                           Eric B. Sargent
                                    Controller and Treasurer
                                    (Principal Accounting Officer)