Form 10-Q
period 1999-02-28
STAR MULTI CARE SERVICES INC
filed 1999-04-20
CIK 874038

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED February 28, 1999

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


                                   Yes X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1999:


                       Class                           Number of Shares
         Common Stock, $0.001 par value                    5,257,363

                        STAR MULTI CARE SERVICES, INC.

                                     INDEX

                                                                                                          Page

Part I - Financial Information

Item 1

Consolidated Balance Sheets as of February 28, 1999 and May 31, 1998 ................................     3

Consolidated Statements of Operations for the three months and nine months
   ended February 28, 1999 and 1998. ................................................................     4

Consolidated Statements of Cash Flows
   for the nine months ended February 28, 1999 and 1998  ............................................     5

Notes to Consolidated Financial Statements ..........................................................     6-7

Item 2

Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................................................     8-11


Part II - Other Information

Item 4

Submission of Matters to a Vote of Security Holders..................................................     12

Item 6

Exhibits and Reports on Form 8-K ....................................................................     12

Signature............................................................................................     13


                    STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS



                                                                            February 28,                            May 31,
                                                                                1999                                 1998
                                                                          ----------------                      --------------
                                 ASSETS:                                      Unaudited                             Audited

Current Assets:
    Cash and Cash equivalents                                               $    1,755,111                      $    1,867,286
    Accounts receivable, less allowance for doubtful accounts of
    $1,604,000 and $1,872,000 at February 28,1999 and May 31,
         1998, respectively                                                     11,257,479                          10,108,879
    Prepaid expenses and other current assets                                      430,034                             382,899
    Income taxes receivable                                                              -                           1,225,946
    Deferred income taxes                                                        2,077,568                           1,537,000
                                                                          ----------------                      --------------
    Total current assets                                                        15,520,192                          15,122,010

Property and equipment, net of accumulated depreciation and
  amortization of $1,654,000 and $1,304,000 at
  February 28, 1999 and May 31,1998, respectively                                1,918,926                           1,999,924
Notes receivable from officer                                                       76,910                              86,260
Intangible assets, net of accumulated amortization                              11,625,487                          11,857,698
Deferred income taxes                                                              619,000                             619,000
Other assets                                                                       208,127                             185,715
                                                                             -------------                      --------------
                                                                             $  29,968,642                      $   29,870,607
                                                                             =============                      ==============

                  LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
    Revolving credit line                                                    $   6,643,793                     $     6,207,852
    Accrued payroll and related expenses                                         2,551,062                           3,214,207
    Accounts payable                                                               880,314                           1,018,322
    Accrued expenses                                                               680,810                             339,142
    Deferred revenues                                                            2,593,324                           1,017,287
    Accrued regulatory costs                                                     1,875,000                           2,450,000
    Current maturities of long-term debt                                            31,250                             125,000
                                                                          ----------------                      --------------
             Total current liabilities                                          15,255,553                          14,371,810
                                                                          ----------------                      --------------
Long-Term Liabilities:
    Other long-term liabilities                                                    761,388                           1,065,770
                                                                          ----------------                      --------------
             Total long-term liabilities                                           761,388                           1,065,770
                                                                          ----------------                      --------------

Shareholder's equity:
    Preferred stock, $1.00 par value per share, 5,000,000 shares authorized Common stock, $.001 par value per share, 10,000,000 shares authorized; 5,384,016 and 5,362,780 shares issued,
    respectively                                                                     5,384                               5,363
    Additional paid-in capital                                                  20,990,888                          20,951,899
    Subscription receivable                                                      (397,782)                           (397,782)
    Deficit                                                                    (6,367,867)                         (5,847,531)
    Treasury stock, 137,500 common shares at February 28,
    1999 and May 31,1998                                                         (278,922)                           (278,922)
                                                                          ----------------                      --------------
            Total Shareholder's equity                                          13,951,701                          14,433,027
                                                                             -------------                      --------------
                                                                             $  29,968,642                      $   29,870,607
                                                                             =============                      ==============




          See accompanying notes to consolidated financial statements

                        STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            Three Months Ended                     Nine Months Ended
                                                               February 28,                           February 28,
                                                   --------------------------------        --------------------------------
                                                          1999              1998                1999               1998
                                                   ------------        ------------        ------------        ------------
Net revenues                                       $ 11,507,974        $ 12,854,038        $ 36,829,237        $ 35,903,775
                                                   ------------        ------------        ------------        ------------

Operating Costs and expenses:
   Costs of revenue                                   7,988,970           9,502,290          25,476,743          25,133,035
   Selling, general and administrative                3,177,528           4,399,280           8,948,518           9,502,131
   Depreciation and amortization                        287,301             247,642             811,898             671,564
   Provision for doubtful accounts                      157,469             962,055             542,392           1,095,790
   Regulatory costs and related expenses                     --           1,904,515                  --           1,930,511
   Restructuring and termination expense                 36,481             362,718             177,616             362,718
                                                   ------------        ------------        ------------        ------------
                                                     11,647,749          17,378,500          35,957,167          38,695,749
                                                   ------------        ------------        ------------        ------------
(Loss) income from operations                          (139,775)         (4,524,462)            872,070          (2,791,974)

Interest expense, net                                  (166,640)           (131,164)           (507,595)           (325,356)
                                                   ------------        ------------        ------------        ------------
(Loss) income before income taxes                      (306,415)         (4,655,626)            364,475          (3,117,330)

Benefit (provision) for income taxes                    202,331           1,508,307            (112,988)            877,606
                                                   ------------        ------------        ------------        ------------
(Loss) income from continuing operations               (104,084)         (3,147,319)            251,487          (2,239,724)

Discontinued operations:
   Loss from discontinued operations, net of
   applicable income tax benefit                       (447,373)         (1,038,000)           (771,823)         (1,038,000)
                                                   ------------        ------------        ------------        ------------
Net Loss                                           $   (551,457)       $ (4,185,319)       $   (520,336)       $ (3,277,724)
                                                   ============        ============        ============        ============
Net Income (Loss) per common share:

Basic:
   (Loss) income from continuing operations               (0.02)              (0.59)               0.05               (0.47)
   Loss from discontinued operations                      (0.09)              (0.20)              (0.15)              (0.22)
                                                   ------------        ------------        ------------        ------------
   Net loss                                        $      (0.11)       $      (0.79)       $      (0.10)       $      (0.69)
                                                   ============        ============        ============        ============

Diluted:
   (Loss) income from continuing operations               (0.02)              (0.59)               0.05               (0.46)
   Loss from discontinued operations                      (0.09)              (0.20)              (0.15)              (0.21)
                                                   ------------        ------------        ------------        ------------
   Net loss                                        $      (0.11)       $      (0.79)       $      (0.10)       $      (0.67)
                                                   ============        ============        ============        ============

Weighted average number of common shares:

   Basic                                              5,246,516           5,296,940           5,243,482           4,756,939
                                                   ============        ============        ============        ============
   Diluted                                            5,246,516           5,296,940           5,243,482           4,891,963
                                                   ============        ============        ============        ============



          See accompanying notes to consolidated financial statements

                        STAR MULTI CARE SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                                          Nine Months
                                                                                      Ended February 28,
                                                                               ------------------------------
                                                                                   1999               1998
                                                                               -----------        -----------

Cash flow from operating activities:
      Net loss                                                                 $  (520,336)       $(3,277,724)
                                                                               -----------        -----------
      Adjustments to reconcile net loss to net cash provided by
      operating activities:
             Provision for doubtful accounts                                       542,392          1,095,790
             Impairment of intangible assets                                             -            380,000
             Depreciation and amortization of property and equipment               303,791            295,341
             Amortization of intangible assets                                     504,555            414,287
             Deferred income taxes                                                (540,568)        (1,610,565)
             Changes in operating assets and liabilities:
                   (Increase) decrease in assets:
                       Account receivable                                       (1,690,992)          (351,114)
                       Prepaid expenses and other current assets                   (47,135)           443,096
                       Income taxes receivable                                   1,225,946             73,738
                       Other assets                                                (22,412)            (3,729)
                   Increase (decrease) in liabilities:
                       Regulatory Costs and related expenses                      (575,000)         3,160,000
                       Accrued payroll and related expenses                       (663,145)          (463,458)
                       Accounts payable and other accrued expenses                 203,660            497,054
                       Deferred revenue                                          1,576,037                 --
                                                                               -----------        -----------
                               Total adjustments                                   817,129          3,930,440
                                                                               -----------        -----------
                               Net Cash provided by operating activities           296,793            652,716
                                                                               -----------        -----------

Cash flows from investing activities:
      Acquisition of a business, net of cash acquired                                   --         (2,587,564)
      Purchase of property and equipment                                          (222,793)          (885,447)
      Repayment of note receivable from officer                                      9,350              7,488
      Purchase of intangibles                                                     (272,345)                --
                                                                               -----------        -----------
                Net cash used in investing activities                             (485,788)        (3,465,523)
                                                                               -----------        -----------

Cash flows from financing activities:
       Proceeds from revolving credit line (Daiwa)                               6,643,793          3,316,000
       Repayment of revolving credit line (Chase)                               (6,207,852)                --
       Repayment of long term debt                                                (398,132)           (93,750)
       Repayment of capital lease obligations                                           --            (60,062)
       Proceeds from issuance of common stock                                       39,011            124,580
                                                                               -----------        -----------
                Net cash provided by financing activities                           76,820          3,286,768
                                                                               -----------        -----------
Net (decrease) increase in cash and cash equivalents                              (112,175)           473,961

Cash and cash equivalents at beginning of period                                 1,867,286            139,400
                                                                               -----------        -----------

Cash and cash equivalents at end of period                                     $ 1,755,111        $   613,361
                                                                               ===========        ===========

Supplemental disclosures:
      Income taxes paid                                                             28,749            533,031
                                                                               ===========        ===========


      Interest paid                                                                466,758            317,570
                                                                               ===========        ===========

          See accompanying notes to consolidated financial statements

                        STAR MULTI CARE SERVICES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of February 28,1999, results of its operations and cash flows for the three and nine months periods ended February 28,1999 and 1998.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1998, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three and nine months periods ended February 28,1999 is not necessarily indicative of the results to be expected for the full year.

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

Note 3: Contingencies

         On July 16, 1998, Star was advised that an audit of American Health Services, Star's Medicare agency, was being commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was being conducted in conjunction with the United States Attorney's Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. A similar audit commenced during May of 1997 for its submitted claims during 1993. Star has been advised by its regulatory counsel that they have been in contact with the Office of Inspector General and the Assistant United States Attorney assigned to this matter, and there is no way to determine at this time the extent of Star's liability. Regulatory counsel has advised Star that it may litigate or appeal any determination of liability and pursue claims against third parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of Star. Management anticipates that this matter should be satisfactorily resolved. This is grounded upon the advice of regulatory counsel to the Company as to the (1) the resolution of similar types of audits or claims based upon their experience in the health care industry, handling appeals of these determinations and dealing with similar matters before the Office of Inspector General and the Department of Justice, even though there has not been a final determination of liability, and there can be no assurance as to the ultimate liability; and (2) the fact that Star will have the right, whether or not this audit or claim is resolved in whole or in part in Star's favor, to appeal or litigate any liability, determination and pursue a claim against third-party independent contractors and other parties that may have rendered services to Star, even though there is no assurance that any such claims would ultimately be collectible. Management anticipates that the matters will be satisfactorily resolved.

Note 4: Credit Facility

         On November 9, 1998 the Company replaced its existing $8 million revolving credit agreement with a new $10 million revolving credit facility with Daiwa Securities America, Inc. This credit facility permits the Company to borrow up to 80% of eligible accounts receivables that are aged less than 180 days at LIBOR +3, (approximately 7.93% at April 18, 1999) and the remaining eligible receivables at LIBOR +6. The facility requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All loans under the credit facility are collateralized by all assets of the Company. As of April 16, 1999, the outstanding loan balance is $6,630,000. The credit facility matures on November 9, 2000. The Company is not in violation of any of the covenants of the facility as of February 28, 1999.

Note 5: Stock Option Plan

         On December 9, 1998, the Shareholders of the Company approved an amendment to the Company's 1992 Stock Option Plan that increased the total number of shares authorized to be issued therein by 300,000 shares. Stock option grants were approved for certain executives and employees for 83,500 shares exercisable at price ranges of $1.25 to $1.375 per share and vesting between immediate to over five years. Certain stock options under the 1992 Stock Option Plan expired and were canceled that were previously exercisable for 221,583 shares.

         On March 3, 1999, subsequent to the quarter ended February 28, 1999, 10,847 shares of Star Multi Care Services, Inc. common stock were issued to participants in the 1998 Employee Stock Purchase Plan at a price of $1.22 per share.

Note 6: Discontinued Operations

         On February 26, 1999, the Company formally adopted a plan to abandon its Medicare business being provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc. d/b/a American Healthcare Services. The consolidated statements of operations for the three and nine month periods ended February 28, 1999 and 1998, respectively, excludes revenue and expense for its Medicare business on captions applicable to continuing operations. Revenue for the discontinued operations were $1,241,000 and $7,430,000 for the nine months ended February 28, 1999 and 1998, respectively.

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

         The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

         In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect the health care systems in the Company's markets. The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to health care providers. While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of the Company will not be adopted.

         On February 26, 1999, the Company formally adopted a plan to abandon its Medicare business being provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc. d/b/a American Healthcare Services.


         Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the "1999" would be represented by "99". These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by the Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis at all.

Results of Operations.

         Quarter ended February 28, 1999 compared to quarter ended February 28, 1998.

         Net revenues for the quarter ended February 28, 1999 decreased $1,346,000 or 10.5% to $11,508,000 from $12,854,000 for the quarter ended
February 28, 1998. The decrease in net revenue for the quarter ended February 28, 1999 from the quarter ended February 28, 1998 is primarily attributable to a reduction in net revenues from its same store sales primarily in the New York and Florida offices.

         Gross profit margin increased to 30.6% for the quarter ended February 28, 1999 from 26.1% for the quarter ended February 28, 1998. The increase in the gross profit margin is primarily attributable to lower costs in payroll and payroll related benefits.

         Selling, general and administrative costs decreased $1,222,000 (27.8%) to $3,178,000 for the quarter ended February 28, 1999, down from $4,399,000 for the quarter ended February 28, 1998. Selling, general and administrative costs decreased as a percentage of revenue from 34.2% for the same quarter last year to 27.6% for the quarter ended February 28, 1999. The decrease in selling, general, and administrative expenses is primarily attributable to the results of the Company's divestiture efforts undertaken during the quarter and the restructuring efforts during the past year. During this period the Company consolidated branches and eliminated various positions resulting from the integration of the Company's new computer technology.

         Provision for Doubtful Accounts decreased $805,000 from $962,000 for the quarter ended February 28, 1998 to $157,000 for the quarter ended February 28, 1999 and as a percentage of net revenues for the quarter ended February 28, 1999 was 1.4% compared to 7.5% for the quarter ended February 28, 1998. The three month period in 1998 reflects an increase in the bad debt provision rate for accounts receivable necessitated by billing and collection difficulties that continued into 1998. (see Liquidity and Capital Resources).

         Loss from continuing operations decreased to $104,000 for the quarter ended February 28, 1999 from a loss of $3,147,000 for the quarter ended February 28, 1998, a loss decrease of $3,043,000 or 96.7%. The decrease in loss from continuing operations for the quarter ended February 28, 1999 from the quarter ended February 28, 1998 is attributable to reductions in restructuring and termination expenses of $326,000, an increase in the gross profit margin of 4.5%, reductions in the provision for doubtful accounts of $805,000, a decrease in regulatory costs of $1,905,000, and a reduction of selling, general and administrative expenses of $1,222,000.

Nine Months ended February 28, 1999 compared to Nine Months ended February 28, 1998.

         Net revenue from continuing operations for the nine months ended February 28, 1999 increased $925,000 or 2.6% to $36,829,000 from $35,904,000 for the nine months ended February 28, 1998. The increase in net revenue for the nine months ended February 28, 1999 from the nine months ended February

28, 1998 is primarily attributable increased revenues from same store sales from the Amserv Health Care offices located in New Jersey and Ohio.

         Gross profit margin increased slightly to 30.8% for the nine months ended February 28, 1999 from 30% for the nine months ended February 28, 1998. The increase in the gross profit margin is primarily attributable to payroll and payroll benefits.

         Selling, general and administrative costs decreased $554,000 (5.8%) to $8,949,000 for the nine months ended February 28, 1999, down from $9,502,000for the nine months ended February 28, 1998. Selling, general and administrative costs decreased as a percentage of revenue from 26.5% for the same period last year to 24.3% for the nine months ended February 28, 1999 . The decrease in selling, general, and administrative expenses is primarily attributable to the results of the Company's restructuring efforts undertaken during the year. During this period the Company consolidated branches and eliminated various positions resulting from the integration of the Company's new computer technology.

         Provision for Doubtful Accounts decreased $553,000 from $1,096,000 for the nine months ended February 28, 1998 to $542,000 for the nine months ended February 28, 1999 and as a percentage of net revenues for the nine months ended February 28, 1999 was 1.5% compared to 3% for the nine months ended February 28, 1998. The nine month period in 1998 reflects an increase in the bad debt provision rate for accounts receivable necessitated by billing and collection difficulties that continued into 1998. (see Liquidity and Capital Resources).

         Income from continuing operations increased to $251,000 for the nine months ended February 28, 1999 from a loss of $2,240,000 for the nine months ended February 28, 1998 , an increase of $2,491,000 or 111%. The increase in income from continuing operations for the nine months ended February 28, 1999 from the nine months ended February 28, 1998 is attributable to reductions in restructuring and termination expenses of $185,000, regulatory costs of $1,931,000, selling, general and administrative expenses as a percentage of revenue by 2.5% ,and a reduction in the provision for doubtful accounts for $553,000, partially offset by a reduction in the gross profit margin of 2.2% and an increase in depreciation and amortization expenses of $140,000.

Financial Condition, Liquidity and Capital Resources

         As of February 28, 1999 cash and cash equivalents were $1,755,000 as compared with $1,867,000 at May 31, 1998. The net decrease of $112,000 resulted primarily from the following events: overpayment by Medicare of approximately $2,593,000 partially offset by payments to Medicare of approximately $1,135,000 from prior overpayments that resulted from changes associated with the reimbursement structure of Medicare reflected by both changes in IPS and regional cost limits; $7,076,000 of proceeds from a new $10 million revolving credit facility partially offset by payments to the prior credit facility of $6,208,000 and loan costs of $204,000; termination and related expenses of $176,000, income tax refunds received of $976,000; and funding the costs associated with an additional $1,690,000 of receivables. Additionally, repayments of long-term obligations of $398,000 and accrued payroll and related expenses of $663,000 occurred in the nine-month period ended February 28, 1999.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit.

Accounts receivable represents a substantial portion of current and total assets at February 28, 1999 and 1998.

         The Company currently has available a line of credit with a bank which allows for borrowings of up to $10,000,000 (the ACredit Facility@). Pursuant to the Credit Facility, the amount the Company may borrow is limited up to 80 percent of eligible accounts receivables that are aged less than 180 days at LIBOR +3 and the remaining eligible receivables at LIBOR +6. The Credit Facility provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of April 16, 1999, the outstanding loan balance is $6,630,000. The credit facility matures on November 9, 2000. The Company is not in violation of any of the covenants of the facility as of February 28, 1999.

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

         Forward Looking Statements

         Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current IPS and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry. . This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1998.


                          PART II: OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) On December 9, 1998, at 4:00 PM, the Company held its Annual Meeting of Shareholders at the Huntington Hilton Hotel.

                  (b) All of the members of the Board of Directors stood for reelection.

                  (c) The following items were voted upon at that Annual Shareholders Meeting:

        (1) The election of a board of eight directors to serve until the next annual meeting of shareholders and until their respective successors are elected and qualified;

                 Vote
                                                    For              Withheld
                 Stephen Sternbach                  4,206,627        274,106
                 Gregory Turchan                    4,206,513        274,220
                 Charles Berdan                     4,204,898        275,835
                 John P. Innes II                   4,205,419        275,314
                 Matthew Solof                      4,205,423        275,310
                 Melvin L. Katten                   4,212,969        267,764
                 Gary L. Weinberger                 4,206,705        274,028
                 Ivan Kaufman                       4,207,080        273,653

        (2)      The ratification and approval of the
                 appointment of Holtz Rubenstein & Co., LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 1999;

                 Vote
                         For               Against                   Abstain
                         4,033,902         394,054                   52,777

        (3)      To approve an amendment to the Company's
                 1992 Stock Option Plan that would increase the total number of shares authorized to be issued therein by 300,000 shares.

                 Vote
                         For          Against     Abstain     Not Voted
                         2,486,493    602,616     18,101      1,373,523


         Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits:

                  27.  Financial Data Schedule

         b        Reports on From 8-K.

                  None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                        STAR MULTI CARE SERVICES, INC.


April 19, 1999             By:      /s/ Eric B. Sargent
      Date                    -----------------------------------------
                                    Eric B. Sargent
                                    Controller and Treasurer
                                    (Principal Financial Officer)