Form 10-Q/A
period 1999-02-28
STAR MULTI CARE SERVICES INC
filed 1999-04-20
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                  (Amendment 1)

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

                                Yes  X   No
                                   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1999:

         Class                                             Number of Shares
------------------------------                             ----------------
Common Stock, $0.001 par value                                5,257,363

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a. Exhibits:

         27.  Financial Data Schedule

         b. Reports on From 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR MULTI CARE SERVICES, INC.

April 20, 1999             By: s/Eric B. Sargent
--------------                -----------------------------------
   Date                          Eric B. Sargent
                                 Controller and Treasurer
                                 (Principal Financial Officer)

                                INDEX OF EXHIBITS

Exhibit 27  Financial Data Schedule