Form 10-K
period 1999-05-31
STAR MULTI CARE SERVICES INC
filed 1999-09-14
CIK 874038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
                         ------------------------------
                       (Name of Registrant in its charter)

             New York                                    11-1975534
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

               33 Walt Whitman Road, Huntington Station, NY 11746
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

Issuer's telephone number, including area code: (516) 423-6688

Securities registered pursuant to Section 12(b) of the Exchange Act:

        Title of Each Class            Name of each exchange on which registered

Common Stock, par value $.001 per share      Nasdaq National Market System
--------------------------------------       -----------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
                                                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On September 10, 1999 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates, (4,557,565 shares) was $5,423,502 (based upon the closing price of the Common Stock on such date on the Nasdaq National Market System).

As of September 10, 1998, the Registrant had 5,402,306 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

                                    PART I

Item 1. Description of Business

General Background and History

Star Multi Care Services, Inc. (the "Company") is in the business of providing professional and paraprofessional home health care personnel services to elderly, ill and physically challenged individuals in their homes, and to a lesser extent the Company provides health care facility staffing services for hospitals and nursing homes. The Company is licensed and / or certified in five states to provide a full array of health care personnel services, which include Registered Nurses, Licensed Practical Nurses, Home Health Aide, Nurse Aide, and Personal Care Aide services. In some states the Company is also licensed and / or certified to provide Physical Therapy, Speech Therapy, Occupational Therapy, Respiratory Therapy, and Medical Social Work services.

The Company was established in1938 in Brooklyn, New York and was purchased by present management in 1987 at which time the primary focus of the organization was the provision of facility staffing and private duty nursing services. After the Company was acquired management successfully secured, in 1989, New York State Department of Health approval as a Licensed Home Care Services Agency. This expanded the Company's scope of services into the home care market. Management initiated an IPO in 1991 with the Company becoming publicly traded on the NASDAQ small cap market, and in 1995 the Company began trading on the NASDAQ National Market. In addition, the Company has maintained accreditation by the Joint Commission on Accreditation of Health Care Organizations (JCAHO) since 1992 and was awarded in May 1999 Joint Commission Accreditation with Commendations, attesting to the Company's commitment to the delivery of high quality health care services.

The Company maintains 12 Licensed offices within the five States it operates in, which include New York (4 offices), New Jersey (5 offices), Pennsylvania (1 office), Ohio (1 office), and Florida (1 office). Additionally, Star also currently maintains as a provision of State licensing and contracting requirements Medicare Certified Home Health Agency operations in the states of Pennsylvania and Ohio. Star maintains full functionality for service provision across the Company 7 days a week 24 hours a day. Combined through these offices Star employs over 5000 full-time and part-time employees and services over 7,500 clients annually. The Company also maintains corporate facilities in Florida for data processing, with the principal executive offices of the Company being located in Huntington, New York.

The Company grew through a series of acquisitions that began in 1992 with the acquisition of certain assets from Unity Healthcare Holding Company, Inc. and its subsidiaries (Unity). This expanded the Company's operations within its existing New York and the adjacent New Jersey markets by adding new contract rights for provision of home care services. In addition, the Unity acquisition added new operations in the state of Florida, which included both, Medicare certified (later discontinued in 1999) and licensed operations in South Florida. In 1993, the Company further expanded its home care operations in New York through the acquisition of certain assets of DSI Health Care Services, Inc.
(DSI). This acquisition added new contract relationships within the County of Nassau with facility based Certified Home Health Care Agencies, Long Term Home Health Care Programs, and Hospices as well as expanded the Company's existing Medicaid operations within the County.

In May of 1995, the Company acquired certain assets of Long Island Nursing Registry, Inc. ("LINR") which again augmented its existing operations in Nassau County by both adding new contracts and expanding existing contract relationships. The acquisition of LINR expanded Company operations into the new markets of Suffolk and Onondaga (Syracuse Area) Counties for provision of contract Medicaid Personal Care Services, Medicaid Skilled Nursing Services and a variety contracts with facility based Certified Home Health Agencies, Long Term Home Health Care Programs, and Hospice Programs. However, the Company formally withdrew from the Syracuse market on May 1, 1999 by closing this office in conjunction with its consolidation and restructuring initiatives. The acquired assets of LINR included all of the fixed assets, certain of the contract and intellectual property rights and all of the records, Customer and Personnel lists, files, and books with respect to or in connection with the health care business conducted by LINR. Finally, this acquisition added depth into the Company's operational, clinical, and information system management staff.

In August of 1996, the Company and AMSERV Health Care, Inc. consummated a merger whereby the Company acquired control of Amserv, which resulted in Amserv becoming a wholly owned subsidiary of the Company. This acquisition significantly expanded the Company within the northern and central New Jersey markets by adding five new office locations in New Jersey. Amserv Health Care of New Jersey, Inc. is a provider of Medicaid and Medicaid Waiver reimbursed paraprofessional services, as well as contract services with Certified Home Health Agencies and Hospice Programs. Amserv Health Care of New Jersey, Inc. does some facility staffing services for skilled professional nursing services and recently added a professional nursing division. In addition, this acquisition also brought Star one office in Ohio operating under the name of Amserv Health Care of Ohio, Inc., d/b/a Central Star Home Health Services which provides Medicaid and Medicaid Waiver paraprofessional services as well as facility staffing services for professional nursing staff. The office also provides some limited Medicare reimbursed services.

On September 9, 1997 the Company consummated an Agreement and Plan of Merger with Extended Family Care Corporation (EFCC). The Agreement between the Company and EFCC provided for the merger of EFCC Acquisition Corp. (Merger Sub), a New York Corporation and a wholly-owned subsidiary of the Company, with EFCC, with EFCC merging with and into the Merger Sub. The EFCC acquisition added to the Company's existing New York and New Jersey operations as well as expanded these operations by introducing new service contracts that were similar to and compatible with existing paraprofessional contracts in these regions. Additionally, the Company added new market operations in Allentown, Pennsylvania. This particular office predominately specializes in the provision of skilled Pediatric Nursing services. This office is both Medicaid approved and Medicare certified.

Organizational Restructuring Changes

The Company has been confronted with a variety of Medicare and Medicaid reimbursement, service authorization, and regulatory changes as well as internal and governmental audit finding which necessitated that the Company implement an internal operating restructuring. This restructuring included;

      o     Senior and middle management personnel changes

      o     General staff consolidations and reductions

      o The physical relocation of the Accounting Department from Florida to the executive offices in New York

      o     The closing of under performing office operations and facilities

      o Discontinuation of certain significant Medicare operations in Florida,

      o     Discontinuation of certain under performing low margin contracts

      o Implementation of standardized automated operating systems across the Company

      o     Implementation of a Corporate Compliance Program.

Senior and middle management changes were initiated within the accounting, operational, and clinical management team, which were modified or replaced to include industry known professionals with a variety of health care skills and expertise. These personnel changes included the complete restructuring of the Resource Center, which is responsible for payroll, billing and collection activities. This resulted in a 40% personnel reduction at the Resource Center, which was achieved by the end of the second quarter through automation and job description efficiencies. In the third quarter, the Company completed an administrative restructuring process across all offices that resulted in, an additional, $1.2 million dollars in annualized personnel reductions. Finally, in the fourth quarter the Company initiated and completed the relocation of the Accounting Department from Florida to the executive offices in New York.

The Company also initiated the consolidation of certain licensed offices in both Florida and New York. The licensed offices located in Miami Lakes and Lake Worth were consolidated and centralized into the Company's Hollywood office to increase operational efficiency in the region and reduce cost. Simultaneously, the Company terminated certain under performing low margin managed care contracts in the region to increase the regional operating margin. Additionally, the Company effective February 26, 1999 discontinued Medicare Certified Home Health Agency operations in Florida due to changes in the Medicare reimbursement and authorization methodologies. Finally, on May 1, 1999 the Company closed its Syracuse office due to cost containment considerations.

Effective January 1, 1999 the Company successfully completed an, 18 month, automation restructuring project by placing all offices on the same operating software for client intake, scheduling, personnel, clinical data base management, billing and compliance. The software downloads data to the Resource Center into a standard accounting package for payroll, billing, collection, financial and general ledger processing. The Company chose industry tested and proven products for both front office operations and accounting that were compatible with regulatory requirements and are Y2K compliant. These changes marked a significant transition from multiple operating systems to one integrated standardized operating system.

Finally, the Company initiated a three tier compliance structure which includes:
(1) Corporate Patient Care Committee which meets quarterly to review and establish new policies and procedures, and reviews internal audit findings by department and branch;
(2) Regional Quality Improvement Audit Committees, which conduct a series of operational, financial, clinical and personnel audits across all offices and departments. These audits test all regulatory and operational aspects with all findings reported to the Director of Corporate Compliance.
(3) The Corporate Compliance Program provides an additional layer of internal audits, investigation, and reporting. The program provides for a Director of Corporate Compliance who operates under the direction of and reports directly to the Company's Board of Directors.

Customer Base

The Company has four types of customers, which form the base of its referral source. The customer base includes Federally and State funded public assistance programs (Medicare, Medicaid), other third party payers (subcontracts), insurance companies and private pay customers.

A substantial portion of the Company's revenues are derived from home health care services provided to patient's who are eligible for Medicaid services referred to the Company through contract or subcontract relationships. The Company maintains State and / or County approval and / or contracts in New York, New Jersey, Ohio, and Pennsylvania for provision of professional and paraprofessional

Medicaid services which include Registered Nurse, Licensed Practical Nurse, Home Health Aide, Personal Care Aide, Homemaking, and Live-in Companion services. Each State maintains its own initial approval and annual re-approval criteria, which are subject to audit and / or accreditation processes. These services are reimbursed directly by State and / or local government and represent a combination of federal, state and local funding. Clients are referred to the Company by physicians, hospital discharge planning departments and community based medical service organizations. The majority of the business in the states of New York, New Jersey, Ohio, and Pennsylvania is Medicaid reimbursed. If a contract were to be lost or an annual approval / accreditation not secured it could have a material and adverse effect on the Company's operating results.

Although the Company discontinued Medicare operations in the state of Florida it is still federally certified to provide Medicare reimbursed Certified Home Health Agency services in the states of Ohio and Pennsylvania. However, the Company conducts no Medicare reimbursed business in Pennsylvania and a minimal amount in Ohio with client referrals coming from physicians, hospital discharge planning departments, and community based medical service organizations.

During the fiscal years ended May 31, 1999, 1998, and 1997, 70%, 61% and 59% respectively of the Company's revenue were attributable to Medicare, Medicaid and other governmental programs. The reason for the increase in the most recent fiscal year is that the Company realized the full impact of the EFCC operations and the elimination of under performing low margin managed care contracts.

The Company's next largest customer base is derived from other third party payers which consist of subcontracting relationships for provision of personnel with community and facility based organizations who are reimbursed directly by Medicaid and Medicare. This type of subcontract relationship is maintained with Certified Home Health Agencies, Long Term Home Health Care Programs, Hospice Programs, Health Maintenance Organizations (HMOs), and Case Management Organizations. Referrals and reimbursement for client care initiates from these facilities, which in turn are reimbursed by Medicare or Medicaid. This source has accounted for 15%, 19% and 24% of revenue for fiscal years 1999, 1998, and 1997 respectively.

The insurance segment of the Company's business represented 14%, 18% and 16% of the Company's revenue in 1999, 1998, and 1997, respectively. This business is made up of a mix of Long Term Care Insurance, Workers Compensation Insurance, Commercial HMO Insurance, Preferred Provider Organizations (PPO), and general health insurance policies which provide a home health care service benefit. Insurance referrals can come directly through contractual relationships with insurance companies, network alliances, physicians, and hospital based discharge planners.

Private pay customers have represented approximately 1% of revenue in each of the last three fiscal years. These clients for a variety of reasons choose to pay privately because the client is ineligible for public assistance programs, chooses to supplement services provided by Medicare or an insurance program, or have elected to pay part or all of their care out of pocket. These customers come predominantly through referrals from physicians, hospital discharge planners, and community based organizations.

Marketing and Sales

The Company maintains marketing activities in each of the five states it operates in and concentrates its efforts through the use of regional marketing teams. The Company believes in the use of office specific Operational Plans for the management and marketing of regional sales. The individual Office

Operational Plan format provides for the comprehensive approach to office growth, marketing, and recruitment, as well as the clinical and fiscal operation of each office. The plan objective is to maximize internal growth and assure clinical / fiscal integrity. The plan serves as the framework for development of a continual process for Quality and Performance Improvement in all areas of responsibility including marketing. The marketing component of the plan identifies all potential referral sources and establishes a systematic referral source contact strategy across the marketing and office staff. The plan is continually reassessed by management and refined to ensure success, and serves as an evaluation tool to identify strengths as well as areas needing organizational support.

The Company maintains regional marketing staff that focus on the sales and marketing component goals of these plans. The Company markets to the key representatives of the contracting institutions, hospital discharge planning departments, insurance companies, community based facilities, and physicians to secure contractual and referral relationships. Representatives visit targeted facilities and programs, while maintaining the Company's presence with existing referral sources and acting as the first line of communication with new referral sources. Beyond the traditional personnel services offered by the industry the Company offers facility staffing, Shared Aide Team Model services, Skilled High Tech Nursing and Pediatric Nursing specialty services. From an operational perspective the Company markets quality benchmarks as demonstrated by its Joint Commission accreditation (JCAHO) and a full functioning Corporate Compliance Program. The marketing representatives are supported by print and radio advertising, direct mailing, and attendance at trade shows and regional health care functions.

Competition

The home health care and facility staffing industry has a variety of local, regional and national organizations, which comprise the Company's competition base. The Company has numerous competitors in each of the markets it serves, however, regulatory and reimbursement changes are causing consolidation within the industry at this time. Smaller local and regional operations are finding it increasingly difficult to remain in the market. Larger national companies with substantially greater financial resources continue to be viewed by the Company as its major competitors.

Competition is based both on the quality of care provided to clients and the price structure offered by the organization. The Company believes that it has developed and maintains high quality standards through its operational, clinical, and compliance policies, procedures and activities. Cost effectiveness in operation, achieved through improved automation platforms, new service delivery models, and economies of scale has enabled the Company to be aggressive in its pricing structures while maintaining strong operating margins.

Government Regulations, Licensing and Audits

The Company's business is subject to substantial and frequently changing regulations by Federal, State, and Local authorities, which require significant compliance responsibilities by the Company. Each State, in which the Company operates maintains its own form of licensing standards and may maintain Certificate of Need (CON) or other Medicare requirements specific to the State which are above the minimum standard requirements established by the Federal government for participation in the Medicaid and Medicare programs. The imposition of more restrictive regulatory requirements or the denial or revocation of any license, certification, Medicaid or Medicare approval, or permit necessary for operation in a particular market could have a material adverse effect on the Company's operations. In addition, any future expansion into new markets would require the Company to comply with all licensing, and / or CON requirements and other regulations pertinent to that jurisdiction.

The Company maintains all applicable licenses for provision of home care and facility staffing services in the states of New York, New Jersey, Pennsylvania, Ohio, and Florida. In addition, the Company maintains Medicare Certification in certain offices and counties in the states of Ohio, Pennsylvania, and Florida, with Florida maintaining CON requirements although not currently providing Medicare services as of July 1, 1999 consistent with managements decision to discontinue Medicare operations as of February 26, 1999. As a provider of services under the Medicare as well as some state Medicaid programs the Company is required by the Federal Health Care Financing Administration and / or state Health Departments to prepare cost reports reflecting annual expenditures and development of capital expenditure plans. The regulatory agencies of the states in which the Company operates require compliance with certain regulations and standards with respect to health care personnel records, client records, nursing and administrative supervision, incident and complaint monitoring and follow-up, and the establishment of professional advisory boards. Additionally, both Federal and State Anti-kickback regulations exist which are complied with.

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

Effective in January 1998, the Company was required to comply with a new payment formula for reimbursement under the Medicare program. This payment formula, termed the Interim Payment System (IPS), for Medicare was developed by the federal Health Care Financing Administration (HCFA) to serve as a middle step as the government moved from a cost based reimbursement system to a episodic disease based Prospective Payment System (PPS). In addition, to the imposition of IPS, which set per patient limits on Medicare home care reimbursements, HCFA also revised regional cost limits which combined with IPS had a material effect in reducing revenue and reimbursement for the Company's Florida based Certified Home Health Agency. As a result, the Company elected to discontinue provision of Medicare services in its Florida operation effective February 26, 1999

Liability Insurance

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

Employees

As of September 12, 1999, the Company had approximately 160 permanent employees. The Company also has a roster of temporary professional and para-professional employees (including registered nurses, licensed practical nurses, certified home health aides, certified personal care workers and nurses' aides). In the past, certain of the Company's registered nurses were compensated on an independent contractor basis. However, the Company currently treats such persons as employees. The Company has no union contracts with any of its employees and believes that its relationship with its employees and independent contractors is good. The Company pays its temporary employees at rates that it believes are competitive.

Item 2.  Description of Property

Description of Property

The Company leases a total of 17 facilities in five states. The Company believes that its existing leases will be renegotiated as appropriate as they expire, or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to maintain existing operations.

The following table describes the location and current use of each of the Company's leased facilities as of September 10, 1999:

            Location          Description

New York Facilities
Brooklyn                      Nursing and Paraprofessional Services
Hicksville                    Nursing and Paraprofessional Services
Long Beach                    Nursing and Paraprofessional Services
Huntington                    Corporate, Nursing and Paraprofessional Services
Coram                         Recruitment Location
Riverhead                     Recruitment Location
Jamaica                       Recruitment Location

New Jersey Facilities
Edison                        Nursing and Paraprofessional Services
Elizabeth                     Nursing and Paraprofessional Services
Elmwood Park                  Nursing and Paraprofessional Services
South Orange                  Nursing and Paraprofessional Services
Union City                    Nursing and Paraprofessional Services
Bayonne                       Recruitment Location

Florida Facilities
Hollywood                     Nursing and Paraprofessional Services
Miramar                       Data Processing, Payroll, Billing, Collections

Ohio Facilities
Mansfield                     Nursing and Paraprofessional Services

Pennsylvania Facilities
Allentown                     Nursing and Paraprofessional Services

Item 3.  Legal Proceedings

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

      The Company was informed that the Medicare intermediary had assessed an administrative overpayment against the Company in the amount of $1,248,747 based on the 1997 Audit. The Company has appealed the administrative overpayment determination by pursuing administrative and judicial remedies. Such appeal could result in elimination or reduction of the overpayment amount. The Company's Regulatory Counsel has also advised that the Company has claims against third-parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of the Company in connection with such administrative overpayment. The Company had established a reserve, in the period ended February 28, 1998, for $1.25 million, in connection with the administrative overpayment. In preparation of its administrative appeal, the Company's Regulatory Counsel has retained an expert to review the government's statistical methods used in assessing the overpayment against the Company. The expert has advised the Company's Regulatory Counsel that the statistical sampling procedures used by the government indicate significant errors and based upon these findings and in consultation with Regulatory Counsel, the management of the Company has reversed the reserve of $1.25 million as of May 31, 1999.

      On July 16, 1998, Star was advised that an audit of Star Multi Care Services of Florida, Inc. (d/b/a American Health Care Services) ("American"), Star's Medicare agency, was commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was conducted in conjunction with the United States Attorney's Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. A similar audit commenced during May of 1997 for its submitted claims during 1993. Star has been advised by Broad and Cassel ("Regulatory Counsel") that they have been in contact with the Office of Inspector General and the Assistant United States Attorney assigned to this matter, and there is no way to determine at this time the extent of American's liability. Regulatory Counsel has advised American that it may litigate or appeal any determination of liability and pursue claims against third parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of American. Management anticipates that this matter should be satisfactorily resolved. This is grounded upon the advice of Regulatory Counsel to the Company as to the (1) the resolution of similar types of audits or claims based upon their experience in the health care industry, handling appeals of these determinations and dealing with similar matters before the Office of Inspector General and the Department of Justice, even though there has not been a final determination of liability, and there can be no assurance as to the ultimate liability; and (2) the fact that American will have the right, whether or not this audit or claim is resolved in whole or in part in American's favor, to appeal or litigate any liability, determination and pursue a claim against third-party independent contractors and other parties that may have rendered services to American, even though there is no assurance that any such claims would ultimately be collectible.

      In August 1995, the Office of Deputy Attorney General for Medicaid Fraud Control initiated a personnel, clinical and billing investigation for the years 1992 through 1995. On December 3, 1997, the Company was advised by its counsel that the investigation, which was previously reported as pending, may be expanded through 1997 and that the Company was a target of a criminal investigation. In response to this, the Company conducted its own internal investigation and revised its systems and has voluntarily disclosed the results of its internal investigation to the Office of Deputy Attorney General for Medicaid Fraud Control. The Company had established a reserve of $1,000,000 in connection with this matter. The amount accrued had been based upon information learned to date.

      The Company discovered errors in certain cost reports that had been previously submitted by the Company to the New York State Department of Social Services during the years 1993- 1995, the basis of which served to determine the Medicaid reimbursement rates in respect of the Company for the years 1994-1996. Amended cost reports containing the correct data were submitted to the New York State Department of Health (the "DOH") in February 1998, which were expected to result in the DOH's retroactive recalculation of the Company's Medicaid reimbursement rate and imposition of a substantial overpayment assessment against the Company. The Company established a reserve, in the period ended February 28, 1998, for $660,000, in connection with this overpayment assessment.

On May 10, 1999 the Company entered into a Settlement Agreement with the State of New York whereby the State of New York will discharge and forever release the Company, including its officers, directors and employees, for any further liability regarding the Company's submission of claims for or receipt of Medicaid payments for home health care services for the audited period of 1992 through 1996, as discussed above. The Company had previously accrued $1.66 million for this claim, but subsequently settled this claim for $532,823 less than the initial accrual. The Attorney General stated in his press release that the Company has fully cooperated with the State's investigation and immediately remedied the problems the Attorney General's office pointed out by improving its personnel training procedures and submitting revised cost reports.

The terms of this Settlement Agreement provided for:
(a) No admission by Star of any criminal or civil liability, guilt, wrongdoing or unacceptable practice, nor a determination of guilt of any violation of any Federal, State or Local statute, rule or regulation.
(b) The Company agreed to pay to New York State the total sum of $1,167,177, with an initial payment of $200,000. The balance shall be payable over four years at 9% interest.

As part of the Company's restructuring program, the Company relocated the offices of its Medicare agency and the Company's Florida operation center to smaller and less costly facilities in Miramar, Florida from Miami Lakes, Florida. Unfortunately, the Company was unable to find sub-tenants for the vacated office space in Miami Lakes. Therefore, the landlord of the Miami Lakes offices obtained a judgement against the Company's wholly owned subsidiary, Star Multi Care Services of Florida, Inc. ("Star of Florida") for the sum of $1,045,
342. Additionally, the landlord instituted a law suit against Star Multi Care Services, Inc. seeking to enforce a guaranty that the landlord alleged that the Company had previously provided to the landlord at the initial term of the Miami Lakes lease. The Company and Star of Florida have entered into a settlement agreement with the landlord for the sum of $300,000 which was paid in full as of May 31, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended May 31, 1999 through the solicitation of proxies or otherwise.

      PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

            The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "SMCS". Until June 7, 1996, the Company's Common Stock was also listed on the Pacific Stock Exchange.

      The following table sets forth the high and low sales prices per share for the Common Stock during the periods indicated on the Nasdaq National Market System.

        Period                     High                       Low

Year ended May 31,
1997                             $10.938                     $5.938
First Quarter                      7.250                      5.813
Second Quarter                     7.000                      5.500
Third Quarter                      6.000                      4.250
Fourth Quarter
Year ended May 31,
1998                              $6.125                     $4.094
First Quarter                      6.500                      4.625
Second Quarter                     6.000                      3.875
Third Quarter                      4.125                      2.000
Fourth Quarter
Year ended May 31,
1999
First Quarter                     $2.813                     $1.250
Second Quarter                    $1.875                     $1.125
Third Quarter                     $2.250                     $1.250
Fourth Quarter                    $2.000                     $1.125

As of September 7, 1999, the Company had 5,402,306 shares of Common Stock outstanding and 734 shareholders of record.

The Company did not pay cash dividends on its Common Stock during any of the three years ended May 31, 1999, 1998 and 1997. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. In addition, the Company's agreement with its lender prohibits the payment of cash dividends without the lender's prior consent.

The Nasdaq Stock Market has notified the Company that it believes that the Company does not meet the maintenance criteria regarding the minimum market value of the public float of at least $5 million for continued listing on the Nasdaq's National Market System. The Company has filed a notice of appeal to rebut Nasdaq's contention based upon the recent resignation of a director that has moved 1,008,637 additional shares into the public float. Therefore, the Company believes that at the hearing, that has yet to be scheduled, it will show that the Company meets the minimum criteria for continued listing on the Nasdaq National Market System. Should the Company be unable to maintain listing on the Nasdaq National Market System, the Company will apply for listing on the Nasdaq SmallCap Market.

On April 30, 1999 the Company completed a private placement by the sale of $575,000 Series A 8% Convertible Preferred Stock par value $1.00 per share ("Preferred Stock") to the Shaar Fund, Ltd., providing the Company net proceeds, after fees and expenses, of $500,000. After sixty days, the Preferred Stock may be converted to common stock equal to the lessor of: (a) 125% of the market price three trading days immediately preceding the closing date, or (b) the market price of the Company's common stock discounted from 10% to 30%, such discount increasing with the passage of time. The Preferred Stock pays an 8% dividend payable quarterly that may be converted into common stock at the option of the Company. The investor also received a Common Stock Purchase Warrant (the "Warrant") for the right to purchase 50,000 common stock shares of the Company at 115% of the closing bid price on the trading day immediately preceding the closing date of this sale. The common stock to be issued upon conversion of Preferred Stock, the common stock to be issued upon exercise of Warrant, and common stock issued for payment of Preferred Stock dividend shall be registered by the Company under the Securities Act of 1933. The Company utilized the proceeds from this sale to satisfy its working capital needs.

      Item 6.  Selected Financial Data

      The statement of operations for the years ended May 31, 1999, 1998, 1997, 1996 and 1995 and balance sheet data as of May 31, 1999, 1998, 1997, 1996 and 1995 as set forth below have been derived from the audited financial statements of the Company and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Description of Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               Year Ended

                                                                                 May 31

                                                          1999       1998(1)      1997        1996      1995(3,4)
                                                            (IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (2 and 6)
Net Revenues                                            $ 47,108    $ 49,335    $ 41,857    $ 39,056    $ 28,599
Income (Loss) from Operations                             (1,316)     (3,367)      3,161       1,829       1,251
Other Income (Expense)                                      (652)       (438)       (140)       (117)        (21)
Merger Transaction Costs                                      --          --      (2,808)         --          --
Income (Loss) from Continuing Operations                  (1,322)     (2,622)        126       1,143         758
Income (Loss) from Discontinued Operations(6)               (145)     (1,537)         --          --          --
Gain (Loss) on Disposal of Discontinued Operations(6)        (88)         --          --          --          30
Cumulative Effect of Change in Accounting  Principle          --          --          --          --          24(7)
Net Income (Loss)                                         (1,556)     (4,159)        126    $  1,143    $    812
Income Per Share(5)
Income (Loss) from Continuing Operations                $   (.25)   $   (.53)   $    .03    $   0.27    $   0.20
Income (Loss) from Discontinued Operation               $   (.03)   $   (.31)         --          --          --
Gain (Loss) on Disposal of Discontinued Operations      $   (.02)         --          --          --        0.01
Cumulative Effect of Change in Accounting Principle           --          --          --          --        0.01
Net Income (loss)                                       $   (.30)    $(0 84)    $    .03    $   0.27    $   0.22

Shares Used in Computing Per Share Amounts                 5,246       4,972       4,207       4,273       3,773
BALANCE SHEET DATA: (2)
Cash and Cash Equivalents                               $  1,734    $  1,867    $    139    $  1,882    $  1,497
Working Capital                                            6,068         750       9,545       9,415       6,774
Total Assets                                              28,171      29,870      20,300      19,369      16,798
Total  Long-Term Obligations                               7,601       1,066       2,945       3,604       2,156
Redeemable Preferred Stock                                                --          --         341         683
Shareholders' Equity                                      13,388      14,433      13,071      12,045      10,622
Current Ratio                                               1.85        1.05        3.23        3.79        3.03

Cash Dividend Declared Per Common Share                 $     --    $     --    $     --    $     --    $     --

----------

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

(5) Effective January 1, 1998, STAR adopted SFAS No. 128, "Earnings Per Share."

(6) Effective February 1999, STAR adopted a plan to abandon its Medicare business provided by one of its subsidiaries, Star Multi Care Services of Florida, d/b/a American Health Care Services as such operations of American have been shown as discontinued for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements [See Forward Looking Statements].

The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare and Medicaid reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. These factors, as well as future changes in reimbursement methodologies and new or changes in interpretations of regulations, could cause future results to differ materially from historical trends.

In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act" ). The Budget Act established an Interim Payment System (the "IPS") that provided for the lowering of reimbursement limits for Medicare home health visit services. For cost reporting periods beginning on or after October 1, 1997, Medicare reimbursed home health agency were reimbursed the lesser of;(1) their actual costs, (2) cost limits based on 105% of median costs of freestanding home health agencies, or (3) an agency-specific per patient cost limits, based 98% of 1994 costs adjusted for inflation. The new limits were applied to the Company's Medicare operations in Florida for the cost reporting period beginning January 1, 1998. The new methodology significantly reduced the reimbursement for the Company's Medicare operations. Although the Company designed and implemented a restructuring plan for its Medicare operations, based on a variety of factors including continued decline in Medicare revenues, low operating margins, and the potential of a future 15% reimbursement reduction in 2000 the Company elected to discontinue Medicare operations in Florida on February 26, 1999. This combined with the decrease in subcontract service revenues associated with services provided to Medicare certified agencies in New York and New Jersey resulted in a significant decrease in both direct and subcontract Medicare reimbursed revenue. [See Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.]

Results of Operations

Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

Net revenues for the year ended May 31, 1999 decreased $2,226,853 or 5% to 47,108,677 compared to $49,335,530 for the fiscal year ended May 31, 1998. This decrease was primarily the result of reductions in Medicare reimbursement rates that affected contracts the Company had with Certified Home Health Agencies and Long Term Home Health Care Programs in New York and New Jersey. This together with Medicaid rate reductions realized during fiscal 1999 reduced Star Multi Care Services, Inc revenues approximately $4,614,000 or 17% to $21,930,000 compared to $26,545,000 for fiscal year 1998. These reductions were offset by increases in Amserv Healthcare of New Jersey revenues of approximately $2,271,000 or 12%. Amserv Healthcare of New Jersey revenues were $20,442,000 and $18,170,000 for fiscal year 1999 and

1998 respectively. This increase is the result of an additional three months of billing realized in 1999 as compared to 1998 following the acquisition of EFCC on September 9, 1997.

Gross profit margin percentages for the fiscal years ended May 31, 1999 and 1998 were 30.5% and 30.4% respectively.

    Selling, General and Administrative expenses ("SG&A") as a percentage of net revenues was 27% for both years ended May 31, 1999 and 1998 respectively. In an effort implement cost savings and profitability, the Company's management team aggressively restructured the staff and information systems to achieve cost efficiencies during 1999 and 1998.

Provision for doubtful accounts as a percentage of net revenues for the year ended May 31, 1999 was 3.4% compared to 3.1% for the year ended May 31, 1998. Due to the cost constraints and reimbursement reductions being realized throughout the entire health and home care industries, the Company continues to realize longer payment cycles of approximately 72 to 90 days. A charge of approximately $946,000 was taken in the fourth quarter 1999 to increase the allowance for doubtful accounts and to be consistent with the trend of bad debts as a percent to total revenues. A charge of $1,024,000, in excess of the regular provision amount was taken in the year ended May 31, 1998. The Company's allowance for doubtful accounts reflects a conservative position taken on accounts in excess of 180 days. The Company continues to implement aggressive collection procedures and is continually enhancing information systems and internal reporting to address the more stringent documentation and time frame requirements being imposed by managed care contracts.

During 1999 the Company appealed the Medicare assessment (i) of $1,250,000 at the recommendation of legal counsel. Preliminary indications from the Medicare intermediary and regulatory counsel as to the outcome has been favorable based upon the results of similar audits in other home-care companies. Therefore it has been management's decision to reverse the accrual in 1999.

Restructuring and termination expenses were $222,615 and $362,718 for the year ended May 31, 1999 and 1998 respectively. Charges were consistent with the Company's plan to restructure and consolidate several of its operating locations and administrative functions within specific geographic areas. During the fourth quarter 1999, the Company restructured the accounting staff and relocated the department from Miramar, Florida to the corporate offices in New York.

Interest expense increased to $652,000 during fiscal 1999 as compared to $438,140 in fiscal 1998. Interest on the credit facility prior to November 9, 1998 was prime plus 1/4% (8.5% at May 31, 1998). Interest on the new credit facility subsequent to November 9, 1998 bears interest at LIBOR plus 3% for 80% of eligible receivables and LIBOR plus 6% for the remaining 20% of eligible receivables. On April 23, 1999 the Credit Facility was amended bear interest at LIBOR plus 3% for 70% of eligible receivables and LIBOR plus 6% for the remaining 30%. Overall interest rates were higher in 1999 as compared to 1998 contributing to the overall increase in interest expense.

Operating losses for the year ended May 31, 1999 decreased to ($1,316,993) from (3,366,936) in fiscal year 1998. This decrease was attributable to 1998 one time regulatory charges of $2,030,511 not incurred in 1999. This decrease was offset by $196,000 of increased amortization and depreciation costs realized in 1999. This increase is the result of(i) full year of depreciation on assets acquired with the EFCC acquisition (ii)amortization of loan costs associated with the new credit facility and (iii) new information systems put in service during 1999 attributed to the overall increase in depreciation and amortization.

The Company's effective tax rate of 31% remained consistent for 1999 and 1998 respectively. The effective tax rate remains at 31% due to non-deductible goodwill in connection with the EFCC acquisition and adjustments to prior year tax liabilities that reduced the Company's effective tax rate in 1999 and 1998 below statutory rates.

Net losses from continuing operations for the year ended May 31, 1999 decreased $1,300,000 or 48% to ($1,322,707) compared to ($2,622,076) for the year ended
May 31, 1998. The decrease is primarily attributable to the one time regulatory charges in 1998 offset with increases in interest expense during 1999. This, together with increases in depreciation and amortization contributed to the overall decrease in net losses for 1999.

Discontinued Operations

In February 1999, the Company formally adopted a plan to liquidate its Medicare, both the indemnity and HMO business, being provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc d/b/a American. Decreasing utilization together with decreasing reimbursement rates and increasing costs forced management to cease operations with its providers July 1, 1999. The Company plans to liquidate its assets and discharge its liabilities through an assignment for benefit of creditors proceeding. As such, the Company's financials have been restated in for all years presented to segregate the operating results of this segment as discontinued. As of July 1, 1999 (i) providers in the region have been notified of the Company's intentions, (ii) patients have been transitioned to alternative providers, (iii) elimination of staff associated with the Medicare business has been completed. Estimated losses during the phase-out period are $128,000 and have been segregated for reporting purposes. Although the Medicare intermediary has completed audits for 1993, 1995 and 1996 there are open years subject to review by Medicare. Medicare cost reports are closed through fiscal years 1994. There has been no correspondence from the intermediary related to these open years. Any potential assessments against this Company are unknown and uncertain and will be addressed through the liquidation proceedings. Accumulated net deficits of the subsidiary, American Healthcare, amounted to ($2,653,204) and ($2,074,652) at May 31, 1999 and 1998 respectively.

Year Ended May 31, 1998 Compared to Year Ended May 31, 1997

Net revenues increased $7,478,404 or 18% to $49,335,530 for the fiscal year ended May 31, 1998 over net revenues of $41,857,126 for the fiscal year ended May 31, 1997. This increase was primarily attributable to the acquisition of EFCC and growth in the New Jersey and Florida branches of the Company.

    Gross profit margin percentage for the fiscal year ended May 31, 1998 was 30% compared to 32% for the year ended May 31, 1997. The decrease in the gross profit percentage was primarily attributable to an increase in the rates utilized to accrue for workers' compensation claims, a shift in allocating a greater percentage of workers' compensation expense to costs of revenue to reflect the occurrence of workers' compensation claims.

Selling, General and Administrative expenses ("SG&A") as a percentage of net revenues was 27% during the year ended May 31, 1998 compared to 22% during the year ended May 31, 1997. The increase in selling, general, and administrative expenses as a percentage of net revenues is attributable to, (i) an increase in the reserve for the self funded health and dental plan, (ii) an increase in the reserve for the self funded workers' compensation plan, (iii) a reduction in the overhead allocation to the Company's Medicare certified agency in Florida,
(iv)increases in costs such as staffing in credit, collections and billing management information systems, human resources, accounting and key management positions within the Company to support the Company's current and anticipated future growth , and (v) increased costs associated with implementing the Company's new policy and procedures over credit, collections, and billing functions, and increases in other operating expenses resulting from the growth in revenues. In effort to reduce operating costs the Company recorded a restructuring and termination charge during the year ended May 31, 1998.

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

Regulatory costs and related expenses for the year ended May 31, 1998 of $2,030,511 were recorded and consist of (i) a charge of $660,000 for overpayments assessments by the New York State Department of Health relating to discovered errors in previously filed costs reports for the 1993 through 1995 periods which are the basis for the Company's Medicaid reimbursement rates for the 1994 through 1996 period, (ii) a charge of $1,000,000 to reserve for a potential audit adjustment by the office of New York State Deputy Attorney General for Medicaid Fraud Control, and (iii) $370,511 for legal fees related to the above matters.

      Restructuring and termination expenses of $362,718 for the year ended May 31, 1998 were recorded and consist of a charge to income relating to the Company's plan to restructure and consolidate several of its operating locations and administrative functions within specific geographic areas.

      Operating (loss) income for the year ended May 31, 1998, decreased to ($3,805,076) from $212,619. This decrease was attributable to increases in the reserve for self funded workers' compensation and medical and dental plans, increases in selling, general and administrative expenses, increases in the provision for doubtful accounts, charges for regulatory costs, contractual adjustments and related expenses, charges for the impairment of various intangible assets, and charges for restructuring and termination.

The Company's effective tax rate for 1998 was 31% as compared to 41% in 1997. The decrease in the effective tax rate is due to non-deductible goodwill in connection with the EFCC acquisition and adjustments to prior year tax liabilities that reduced the Company's effective tax rate in 1998 below statutory rates.

Net (loss) income for the year ended May 31, 1998 decreased to ($2,622,076) compared to $125,619 for the year ended May 31, 1997. The decrease is primarily attributable to the loss from operations, increased interest expense from additional borrowings associated with the acquisition of EFCC.

The Company has restated its prior financial statements to present the operating results of the American segment as a discontinued operation effective with managements announcement in February 1999. Total revenues decreased $2,692,000 or 24% to approximately $8,414,000 and $11,106,000 as of May 31, 1999 and 1998
respectively. Revenue reductions were the result of Implementation of IPS effective January 1, 1998 (refer to government regulations, licensing, and audits). The regulatory adjustment for $1,250,000 together with the $380,000 of intangibles written off during 1998 accounted for the $1,537,000 of losses for the year ended May 31, 1998.

Year Ended May 31, 1997 Compared to Year Ended May 31, 1996

Net revenues increased $2,801,467 or 7% to $41,857,126 for the fiscal year ended May 31, 1997 over net revenues of $39,055,659 for the fiscal year ended May 31, 1996. The increase was due to a general upward trend in the home care business. Net revenues from home care increased by $3,126,390 or 9% while net revenues from Hospital Staffing decreased by $324,923 or 26%. The Company's decreased revenues from Hospital Staffing resulted from a general decline in demand for these services.

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

Gross profit margin percentages for the fiscal years ended May 31, 1997 and 1996 were 33%.

Selling, General and Administrative expenses ("SG&A") as a percentage of net revenues was 23% in 1997 as compared with 26% in 1996. Such decrease is principally attributable to the increased revenues from home care, being absorbed by existing back office overhead.

Operating income increased by $1,329,003 or 73% to $3,161,320 for the fiscal year ended May 31, 1997 over $1,832,287 for the fiscal year ended May 31, 1996. Such increase is primarily attributable to increased revenues and stabilization of costs, mainly back office overhead.

The Company incurred a one-time charge of $2,808,224 for acquisition costs, legal fees and restructuring expenses associated with the Amserv Merger, which contributed to a net income for the fiscal year ended May 31, 1997 of $125,619 compared to net income of $1,143,259 for the fiscal year ended May 31, 1996.

For comparative purposes, the operating results of American have been segregated consistent with the Company's decision to discontinue Medicare operations in February 1999. Total American revenues increased $998,864 or 10% to approximately $11,106,139 and $10,107,275 as of May 31, 1997 and 1996
respectively. During 1996 and 1997 when Medicare reimbursed home care services on a cost reimbursement methodology, patient revenues increased and gross margins approximated 44%. Total operating results for American for fiscal years 1997 and 1996 were break even. The results of operations are consistent with a cost reimbursed methodology.

The Company's effective tax rate for 1997 was 41% as compared to 33% in 1996. The increase in effective tax rate is due to the reversal of valuation allowances or deferred tax assets in 1996 that reduced the Company's effective tax rate in 1996 below statutory rates.

Liquidity and Capital Resources

As of May 31, 1999 and 1998, cash and cash equivalents remained constant at $1,734,000 and $1,867,000. The Company has aggressively restructured and implemented cost reduction efforts throughout the Company to maintain consistent cash balances and to continue meeting impending obligations. In addition, 1999 losses have significantly decreased attributable the one time charges Star Multi Care Services, Inc had to absorb in 1998 associated with legal, regulatory, and restructuring charges. As of July 1, 1999 the Company has completed the majority of its restructuring with the completion of the relocation of the accounting department to New York .

Net cash provided by operations decreased $1,334,000 or 97% to $40,541 from $1,375,093 at May 31, 1999 and 1998 respectively. Gross accounts receivable increased $1,200,000 due to increased days in accounts receivable to approximately 72 days compared from 68 days in 1999 and 1998 respectively. Medicare ceased reimbursement to Star Multi Care Services Inc of Florida December 1998 and as such affected the overall days in accounts receivable. Star Multi Care Services, Inc., and EFCC had an overall increase in the average days in accounts receivable for fiscal 1999. EFCC is a low patient volume, high revenue source office that experienced reimbursement delays in some of its larger accounts causing an increase in 1999 days in accounts receivable. The Star Multi Care Services, Inc. increase is the result of payor contracts utilizing the full benefit of their contract terms for payment. Amserv Healthcare of NJ and Amserv Healthcare of Ohio have high Medicaid populations. Billings for Medicaid are electronic and remittances are auto-applied and as such, automation of these processes has resulted in decreased days in accounts receivables for these companies.

--------------------------------------------------------------------------------
Subsidiary                       Days in A/R           Total revenues
--------------------------------------------------------------------------------
                                 1999    1998         1999        1998
--------------------------------------------------------------------------------
Star Multi Care Services, Inc.    90      86         $21,930     $26,545
Amserv Healthcare of NJ           49      54          20,442      18,170
Amserv Healthcare of Ohio         67      95           2,554       2,076
Extended Family Care              121     88           2,150       2,468

As noted, Medicare ceased cash payments to Star Multi Care Services, Inc which approximated $1,576,037 during 1999. In addition, the Company received $975,725 of a Federal tax refund for the use of net operating loss carrybacks as of May 31, 1998. These cash infusions were utilized to (i)bring the Company's vendor obligations within 91-120 days, (ii) cover restructuring and termination expenses and (iii) began making payments effective July 1, 1998 which approximated $447,420 on the settlement agreement with Gene Mora.

Financing activities during 1999 consist of a private placement offering completed in April 1999 for the sale of $575,000 Series A Convertible Preferred Stock.

On November 9, 1998, the Company replaced its existing $8 million revolving credit agreement with a new $10 million revolving credit facility with Daiwa Securities America, Inc. (the Credit Facility). In connection with the agreement, Star Multi Care Services, Inc and certain of its subsidiaries (the members) formed SMCS Care, LLC (a limited liability Company). The operating agreement of SMCS Care, LLC whereby its members sell its eligible receivables to the LLC and whereby the LLC enters into the borrowing arrangement with the credit facility in accordance with the agreement. The remaining receivables (ineligible receivables) are collateralized against the outstanding borrowings.

The Credit Facility provides for the LLC to borrow up to 80% of eligible accounts receivable (as defined) that are aged less than 181 days at LIBOR plus 3% and the remaining eligible receivables at LIBOR plus 6%. On April 23, 1999, the Credit Facility was amended and provided for the lender to reduce the borrowing percentage to 90% of eligible receivables beginning on May 15,1999. In addition, the borrowing percentages were revised to include 70% of eligible receivables at LIBOR plus 3% and the remaining 30% of eligible receivables at LIBOR plus 6%. The credit facility expires on November 8, 2000 and requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. At May 31, 1999, the Company was in violation of certain financial covenants and the lender has granted the Company a waiver for those covenants that were not met. Additionally, effective September 14, 1999, the Credit Facility has been amended whereby various financial covenants have been revised to more accurately reflect the future financial performance of the Company and the interest rate was increased by 1% over the previous levels.

As of May 31, 1999 the borrowing base totaled $6,258,727. The corresponding outstanding loan balance pursuant to the Credit agreement totaled $6,225,484.

As of May 31, 1998, the borrowing base approximated $6,596,000 and the outstanding loan balance totaled $6,207,852. As of September 10, 1999 the Company has reduced its borrowings to approximately $6,000,000.

In May 1999, the Company negotiated a $1,167,177 Settlement Agreement with the State of New York in connection with the audit conducted by the Office of Deputy Attorney General for Medicaid Fraud Control and the New York State Department of Social Services. The Settlement Agreement provided for an initial payment of $200,000, with the balance payable over four years a 9% interest per annum. At May 31, 1999 the balance due Medicaid was $967,000. [See Legal Proceedings]

Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

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

Inflation and Seasonality

The rate of inflation was insignificant during the year ended May 31, 1999. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

The Company's business is not seasonal.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the year "1999" would be represented by "99." These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.

Forward Looking Statements

      Certain statements in this report on Form 10-K constitute" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare and/or Medicaid reimbursement systems, including any changes to the current IPS and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payor, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry.

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

THIRD-PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicare/Medicaid programs, insurance companies, managed care companies and other third-party payor, the implementation of alternative payment methodologies for any of these payor could have an impact on revenues and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

HEALTH CARE REFORM. In August 1997, Congress enacted and President Clinton signed into law the Balanced Budget Act of 1997 ("B.B.A."), resulting in significant changes to cost based reimbursement for Medicare home health care providers. Although the new legislation enacted by Congress retains a cost based reimbursement system, the cost limits have been reduced for fiscal years which began on or after October 1,1997 and a new per-beneficiary limit is effective for fiscal years which began after such date. The B.B.A. provides two payment systems -- an IPS which is effective for the Company beginning January 1, 1998 until the adoption of the successor payment system which is a new prospective payment system tentatively scheduled to begin in late 2000. Although the Company has discontinued Medicare operations and has minimal direct Medicare revenue, future changes in Medicare reimbursement could impact revenues associated with the Company's subcontract relationships with Medicare Certified Home Health Agencies in New York and New Jersey. The Company cannot quantify the full effect of proposed anticipated Medicare reimbursement changes on the Company's future performance because certain components of the new reimbursement methodology have not been fully quantified and finalized at this point in time.

      As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the

Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects continued industry consolidation.

BUSINESS CONDITIONS. The Company must continue to establish and maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers. There can be no assurance that the Company will continue to establish or maintain such relationships. The Company expects as consolidation occurs that competition will intensify in future periods given the increasing market demand for the type of services offered and the necessity to maximize service volume due to anticipated operating margin decline.

ATTRACTION AND RETENTION OF EMPLOYEES. Maintaining quality managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The health care industry in general is experiencing both a professional and paraprofessional shortage. The possible inability to attract and retain qualified skilled management and sufficient numbers of credentialed health care professionals and para-professionals could adversely affect the Company's operations and quality of service.

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

            1. Financial Statements

            The following financial statements of the Company are contained in
Item 8 of this Report on the pages indicated:

                                                                     Page

Report of Holtz Rubenstein & Co., LLP, Independent Certified Public
Accountants                                                           F-2

Consolidated balance sheets as of May 31, 1999 and 1998               F-3

Consolidated statements of operations for the three years ended
May 31, 1999, 1998 and 1997                                           F-4

Consolidated statement of shareholders' equity
for the three years ended May 31, 1999, 1998 and 1997                 F-5

Consolidated statements of cash flows for the three years ended
May 31, 1999, 1998 and 1997                                           F-6

Notes to consolidated financial statements                            F-7 - F-19

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

                  (e)   The Company's Certificate of Change filed March 2, 1995.
                        (Incorporated by reference to Exhibit 3(e) to the
                        Company's Annual Report on Form 10-KSB for the fiscal
                        year ended May 31, 1995.)
                  (f)   The Company's By-Laws, as amended on November 18, 1992
                        and September 13, 1993. (Incorporated by reference to
                        Exhibit 3 (e) to the Company's Annual Report on Form
                        10-KSB for the fiscal year ended May 31, 1994.)
   9.             (a)   Sternbach Proxy
                  (b)   Voting Trust Agreement dated as of June 20, 1996 by and
                        among EFCC, Coss, Arbor, the Voting Trustee of the
                        Issuer and Kaufman.
   10.            (a) * Form of Indemnification Agreement between the Company and Stephen Sternbach.
                  (b)   Employment Agreement, dated as of December 3, 1995
                        between the Company and Stephen Sternbach. (Incorporated
                        by reference to Exhibit 10.(x) to the Company's
                        Quarterly Report on Form 10-QSB for the quarterly period
                        ended February 29, 1996.)
                  (c) * The Company's 1991 Incentive Stock Option Plan
                  (d)   The Company's 1992 Incentive Stock Option Plan (as
                        amended and restated September 13, 1993). (Incorporated
                        by reference to Exhibit 10 (h) to the Company's Annual
                        Report on Form 10-KSB for the fiscal year ended May 31,
                        1994.)
                  (e)   Amendment No. 1 to the Company's 1992 Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.(z) to the
                        Company's Quarterly Report on Form 10-QSB for the
                        quarterly period ended February 29, 1996.)
                  (f)   The Company's Employee Stock Purchase Plan, as amended
                        on December 15, 1995. (Incorporated by reference to
                        Exhibit 10.(y) to the Company's Quarterly Report on Form
                        10-QSB for the quarterly period ended February 26,
                        1996.)
                  (g)   Form of Incentive Stock Option Contract (Incorporated by
                        reference to Exhibit 10(j) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended May 31,
                        1993.)
                  (h) * Agreement relating to purchase of the Company among
                        Stephen Sternbach, Renee the Company and Leonard
                        Taubenblatt dated December 31, 1986.
                  (i) * New York State Department of Consumer Affairs
                        Employment Agency License.
                  (j) * New York State Health Department Home Care License.
                  (k) * New Jersey Employment agency License.
                  (l)   Form of Indemnification Agreement between the Company
                        and directors and officers. (Incorporated by reference
                        to Exhibit 10(k) to the Company's Annual Report on Form
                        10-K for the fiscal year ended May 31, 1992.)
                  (m)   Asset Purchase Agreement dated as of November 1, 1991 by
                        and among Unity Care Services, Inc., Unity Healthcare
                        Holding Company, Inc. and the Company. (Incorporated by
                        reference to Exhibit 10 (l) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended May 31,
                        1992.)
                  (n)   Asset Purchase Agreement dated January 30, 1992 by and
                        among Unity Healthcare Holding Company, Inc., Unity Care
                        Services, Inc. and the Company. (Incorporated by
                        reference to Exhibit 10.1 to the Company's Current
                        Report on Form 8-K dated May 26, 1992.)
                  (o)   Asset Purchase Agreement dated January 30, 1992 by and
                        between Unity Home Care of Florida, Inc. and the
                        Company. (Incorporated by reference to Exhibit 10.2 to
                        the Company's Current Report on Form 8-K dated May 26,
                        1992.)
                  (p)   Employment Agreement dated February 15, 1990, between
                        Alan Sector and the Company, as assignee of Unity Home
                        Care of Florida, Inc. (Incorporated by
                        reference to Exhibit 10(o) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended May 31,
                        1992.)
                  (q)   Asset Purchase Agreement dated November 8, 1993 by and
                        between DAI Health Care Services, Inc. and Star Multi
                        Care Services of Long Island, Inc., a wholly owned
                        subsidiary of the Company. (Incorporated by reference to
                        Exhibit 10.1 to the Company's Current Report on Form 8-K
                        dated November 22, 1993.)
                  (r)   Asset Purchase Agreement dated as of January 6, 1995, as
                        amended, by and between Long Island Nursing Registry,
                        Inc. and the Company. (Incorporated by reference to
                        Exhibit 21 to the Company's Current Report on Form 8-K
                        dated May 19, 1995.)
                  (s)   Employment Agreement dated May 19, 1995 by and between
                        the Company and Gregory Turchan. (Incorporated by
                        reference to Exhibit 99.1 to the Company's Current
                        Report on Form 8-K dated May 19, 1995.)
                  (t)   Loan Agreement dated November 1, 1995 by and between the
                        Company and Chase Manhattan Bank, N.A. (Incorporated by
                        reference to Exhibit 10.(w) to the Company's Quarterly
                        Report on Form 10-QSB for the quarterly period ended
                        November 30, 1995.)
   16.            (a)   Letter dated April 25, 1995, as amended, from Deloitte &
                        Touche LLP to the Securities and Exchange Commission.
                        (Incorporated by reference to EFCC's Current Report on
                        Form 8-K/A dated March 21, 1995.)
   21.                  List of subsidiaries.
   23.            (a)   Consent of Holtz Rubenstein & Co., LLP.
   27.            (a)   Financial Data Schedule.

----------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated April 23, 1999. The Company entered into a Waiver and Amendment to the Receivables Purchase and Transfer Agreement and the Loan and Security Agreement, revising the terms of its Revolving Loan with Daiwa Securities America, Inc.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date September 14, 1998                    STAR MULTI CARE SERVICES, INC.


                                           By /s/ Stephen Sternbach
                                           Stephen Sternbach,
                                           Chairman of the Board, President and
                                           Chief Executive Officer

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                Capacity                           Date

/s/ Stephen Sternbach     Chairman of the Board of          September 14, 1999
-----------------------   Directors, President and
Stephen Sternbach         Chief Executive Officer

/s/ Concetta Pryor        Principal Financial and           September 14, 1999
-----------------------   Accounting Officer,
Concetta Pryor

/s/ John P. Innes, II     Director                          September 14, 1999
-----------------------
John P. Innes, II

/s/ Matthew Solof         Director                          September 14, 1999
-----------------------
Matthew Solof

/s/ Charles Berdan        Director                          September 14, 1999
-----------------------
Charles Berdan

/s/ Gary L. Weinberger    Director                          September 14, 1999
-----------------------
Gary L. Weinberger

/s/ Gregory Turchan       Senior Vice President,            September 14, 1999
-----------------------   Secretary and Chief
Gregory Turchan           Operating Officer and
                          Director

                         STAR MULTI CARE SERVICES, INC.

                             REPORT ON CONSOLIDATED
                              FINANCIAL STATEMENTS

                         THREE YEARS ENDED MAY 31, 1999

                         STAR MULTI CARE SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-2

Consolidated balance sheets as of May 31, 1999 and 1998                  F-3

Consolidated statements of operations for the three years ended
  May 31, 1999                                                           F-4

Consolidated statement of shareholders' equity
  for the three years ended May 31, 1999                                 F-5

Consolidated statements of cash flows for the three years ended
  May 31, 1999                                                           F-6

Notes to consolidated financial statements                            F-7 - F-19

                          Independent Auditors' Report

Board of Directors and Stockholders
Star Multi Care Services, Inc.
Hicksville, New York

We have audited the accompanying consolidated balance sheets of Star Multi Care Services, Inc. as of May 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Multi Care Services, Inc. as of May 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
July 23, 1999 (except for Note 7, as to
 which the date is September 13, 1999)

                         STAR MULTI CARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                             May 31,
                                                                  ----------------------------
                                                                      1999            1998
                                                                  ----------------------------
        ASSETS  (Note 7)

CURRENT ASSETS:
   Cash and cash equivalents                                      $  1,734,421    $  1,867,286
   Accounts receivable, net of allowance for doubtful
      accounts of $2,640,000 and $1,872,000 at May 31,
      1999 and 1998, respectively (Notes 7 and 14)                   9,767,549      10,108,879
   Prepaid expenses and other current assets (Note 3)                  349,053         382,899
   Income taxes receivable                                                  --       1,225,946
   Deferred income taxes (Note 8)                                    1,399,000       1,537,000
                                                                  ------------    ------------
        Total current assets                                        13,250,023      15,122,010

PROPERTY AND EQUIPMENT, net (Note 4)                                 1,732,455       1,999,924
NOTES RECEIVABLE FROM OFFICER (Note 12)                                 48,910          86,260
INTANGIBLE ASSETS, net (Note 5)                                     11,252,311      11,857,698
DEFERRED INCOME TAXES (Note 8)                                       1,735,000         619,000
OTHER ASSETS                                                           152,849         185,715
                                                                  ------------    ------------
                                                                  $ 28,171,548    $ 29,870,607
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit line (Note 7)                                 $         --    $  6,207,852
   Accrued payroll and related expenses                              3,074,708       3,214,207
   Accounts payable                                                    841,962       1,018,322
   Accrued expenses (Note 6)                                           671,153       2,789,142
   Due to Medicare (Note 9)                                          2,593,324       1,017,287
   Current maturities of long-term debt                                     --         125,000
                                                                  ------------    ------------
        Total current liabilities                                    7,181,147      14,371,810
                                                                  ------------    ------------

LONG-TERM LIABILITIES:
   Revolving credit line (Note 7)                                    6,225,484              --
   Other long-term liabilities (Notes 6 and 15)                      1,375,932       1,065,770
                                                                  ------------    ------------
                                                                     7,601,416       1,065,770
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCY (Notes 15 and 16)

SHAREHOLDERS' EQUITY:  (Notes 2, 10, 11, 12 and 15)
   Convertible preferred stock - aggregate liquidation value
      $575,000; $1.00 par value, 5,000,000 shares authorized;
      575 and 0 shares issued, respectively                                575              --
   Common stock, $.001 par value, 10,000,000 shares authorized;
      5,394,863 and 5,362,780 shares issued, respectively                5,395           5,363
   Additional paid-in capital                                       21,463,285      20,951,899
   Subscription receivable                                            (397,782)       (397,782)
   Deficit                                                          (7,403,566)     (5,847,531)
   Treasury stock, 137,500 common shares
      at May 31, 1999 and 1998                                        (278,922)       (278,922)
                                                                  ------------    ------------
        Total shareholders' equity                                  13,388,985      14,433,027
                                                                  ------------    ------------

                                                                  $ 28,171,548    $ 29,870,607
                                                                  ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years Ended
                                                                            May 31,
                                                        --------------------------------------------
                                                             1999            1998            1997
                                                        ------------    ------------    ------------
REVENUES, net (Note 14)                                 $ 47,108,677    $ 49,335,530    $ 41,857,126
                                                        ------------    ------------    ------------

OPERATING EXPENSES (Notes 12, 15 and 17)
   Costs of revenues                                      32,718,139      34,341,973      28,245,533
   Selling, general and administrative                    12,610,794      13,494,731       9,346,385
   Depreciation and amortization                           1,106,952         910,659         624,248
   Provision for doubtful accounts                         1,580,224       1,561,874         479,640
   Regulatory costs and related expenses (Note 6)                 --       2,030,511              --
   Impairment of intangible assets                           186,946              --              --
   Restructuring and termination expenses                    222,615         362,718              --
                                                        ------------    ------------    ------------
                                                          48,425,670      52,702,466      38,695,806
                                                        ------------    ------------    ------------

OPERATING (LOSS) INCOME                                   (1,316,993)     (3,366,936)      3,161,320
INTEREST EXPENSE, net                                       (652,714)       (438,140)       (140,477)
MERGER TRANSACTION COSTS                                          --              --      (2,808,224)
                                                        ------------    ------------    ------------

(LOSS) INCOME BEFORE PROVISION
   FOR INCOME TAXES                                       (1,969,707)     (3,805,076)        212,619
(BENEFIT) PROVISION FOR
   INCOME TAXES (Note 8)                                    (647,000)     (1,183,000)         87,000
                                                        ------------    ------------    ------------

(LOSS) INCOME FROM CONTINUING
   OPERATIONS                                             (1,322,707)     (2,622,076)        125,619
                                                        ------------    ------------    ------------

DISCONTINUED OPERATIONS:  (Note 18)
   Loss from discontinued operations, net of
      tax benefit of $65,000, $690,000 and $0
      for 1999, 1998 and 1997, respectively                 (145,008)     (1,537,160)             --
   Loss on disposal, net of tax benefit
      of $40,000 for 1999                                    (88,320)             --              --
                                                        ------------    ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS                           (233,328)     (1,537,160)             --
                                                        ------------    ------------    ------------

NET (LOSS) INCOME                                       $ (1,556,035)   $ (4,159,236)   $    125,619
                                                        ============    ============    ============

BASIC (LOSS) INCOME PER COMMON SHARE:
   Continuing operations                                $       (.25)   $       (.53)   $        .03
   Discontinued operations                                      (.03)           (.31)             --
   Loss on disposal                                             (.02)             --              --
                                                        ------------    ------------    ------------
        Net (loss) income                               $       (.30)   $       (.84)   $        .03
                                                        ============    ============    ============

DILUTED (LOSS) INCOME PER COMMON SHARE:
   Continuing operations                                $       (.25)   $       (.53)   $        .03
   Discontinued operations                                      (.03)           (.31)             --
   Loss on disposal                                             (.02)             --              --
                                                        ------------    ------------    ------------
        Net (loss) income                               $       (.30)   $       (.84)   $        .03
                                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
   Basic                                                   5,246,684       4,972,207       3,969,910
                                                        ============    ============    ============
   Diluted                                                 5,246,684       4,972,207       4,206,861
                                                        ============    ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                   Common Stock                 Preferred Stock
                                                           ---------------------------       ---------------------       Additional
                                                                               Par                          Par           Paid-in
                                                              Shares          Value          Shares        Value          Capital
                                                           ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1996                                         3,820,358   $      3,820             --   $         --   $ 13,288,607

Shares issued under Employee Stock Purchase Plan                 12,119             12             --             --         72,702
Exercise of stock options including income tax benefit          184,837            185             --             --        767,447
Issuance of stock for services                                    8,451              8             --             --         53,992
Stock dividend (Note 10)                                        188,570            189             --             --      1,249,085
Change in unrealized loss on short-term investments                  --             --             --             --             --
Net income                                                           --             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------

Balance, May 31, 1997                                         4,214,335          4,214             --             --     15,431,833

Shares issued under Employee Stock Purchase Plan                  5,584              6             --             --         26,077
Exercise of stock options including income tax benefit          168,701            169             --             --        499,963
Issuance of stock in connection with EFCC merger (Note 2)       974,160            974             --             --      4,849,026
Issuance of stock options (Note 14)                                  --             --             --             --        145,000
Net loss                                                             --             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------

Balance, May 31, 1998                                         5,362,780          5,363             --             --     20,951,899

Shares issued under Employee Stock Purchase Plan                 10,847             11             --             --         13,222
Exercise of stock options including income tax benefit           21,236             21             --             --         38,990
Issuance of preferred stock (Note 10)                                --             --            575            575        459,174
Net loss                                                             --             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------

Balance, May 31, 1999                                         5,394,863   $      5,395            575   $        575   $ 21,463,285
                                                           ============   ============   ============   ============   ============


                                                                               Unrealized       Retained
                                                               Subscription    (Loss) on        Earnings
                                                                Receivable    Investments       (Deficit)
                                                              ------------    ------------    ------------
Balance, May 31, 1996                                         $   (397,782)   $     (6,000)   $   (564,640)

Shares issued under Employee Stock Purchase Plan                        --              --              --
Exercise of stock options including income tax benefit                  --              --              --
Issuance of stock for services                                          --              --              --
Stock dividend (Note 10)                                                --              --      (1,249,274)
Change in unrealized loss on short-term investments                     --           6,000              --
Net income                                                              --              --         125,619
                                                              ------------    ------------    ------------

Balance, May 31, 1997                                             (397,782)             --      (1,688,295)

Shares issued under Employee Stock Purchase Plan                        --              --              --
Exercise of stock options including income tax benefit                  --              --              --
Issuance of stock in connection with EFCC merger (Note 2)               --              --              --
Issuance of stock options (Note 14)                                     --              --              --
Net loss                                                                --              --      (4,159,236)
                                                              ------------    ------------    ------------

Balance, May 31, 1998                                             (397,782)             --      (5,847,531)

Shares issued under Employee Stock Purchase Plan                        --              --              --
Exercise of stock options including income tax benefit                  --              --              --
Issuance of preferred stock (Note 10)                                   --              --              --
Net loss                                                                --              --      (1,556,035)
                                                              ------------    ------------    ------------

Balance, May 31, 1999                                         $   (397,782)   $         --    $ (7,403,566)
                                                              ============    ============    ============


                                                                 Treasury Stock               Total
                                                            ---------------------------    Shareholders'
                                                               Shares          Value          Equity
                                                            ------------   ------------    ------------
Balance, May 31, 1996                                            137,500   $   (278,922)   $ 12,045,083

Shares issued under Employee Stock Purchase Plan                      --             --          72,714
Exercise of stock options including income tax benefit                --             --         767,632
Issuance of stock for services                                        --             --          54,000
Stock dividend (Note 10)                                              --             --              --
Change in unrealized loss on short-term investments                   --             --           6,000
Net income                                                            --             --         125,619
                                                            ------------   ------------    ------------

Balance, May 31, 1997                                            137,500       (278,922)     13,071,048

Shares issued under Employee Stock Purchase Plan                      --             --          26,083
Exercise of stock options including income tax benefit                --             --         500,132
Issuance of stock in connection with EFCC merger (Note 2)             --             --       4,850,000
Issuance of stock options (Note 14)                                   --             --         145,000
Net loss                                                              --             --      (4,159,236)
                                                            ------------   ------------    ------------

Balance, May 31, 1998                                            137,500       (278,922)     14,433,027

Shares issued under Employee Stock Purchase Plan                      --             --          13,233
Exercise of stock options including income tax benefit                --             --          39,011
Issuance of preferred stock (Note 10)                                 --             --         459,749
Net loss                                                              --             --      (1,556,035)
                                                            ------------   ------------    ------------

Balance, May 31, 1999                                            137,500   $   (278,922)   $ 13,388,985
                                                            ============   ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended
                                                                                        May 31,
                                                                    -----------------------------------------------
                                                                        1999              1998              1997
                                                                    -----------       -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $(1,556,035)      $(4,159,236)      $   125,619
                                                                    -----------       -----------       -----------
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Provision for doubtful accounts                                 1,586,581         1,561,874           479,640
      Depreciation and amortization                                   1,276,291           961,431           656,374
      Deferred income taxes                                            (978,000)       (1,000,985)         (589,909)
      Forgiveness of note receivable from officer                        25,000                --                --
      Impairment of intangible assets                                   186,946           380,008                --
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                        (1,245,251)          597,561        (2,128,937)
          Prepaid expenses and other current assets                      34,270         1,095,943          (263,981)
          Income tax receivable                                       1,225,522        (1,152,208)          (73,738)
          Other assets                                                   32,866                --                --
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                      (2,433,848)        1,278,163         1,299,650
          Due to Medicare                                             1,576,037         1,017,287                --
          Income taxes payable                                               --                --          (295,647)
          Other liabilities                                             310,162           795,255           163,825
                                                                    -----------       -----------       -----------
      Total adjustments                                               1,596,576         5,534,329          (752,723)
                                                                    -----------       -----------       -----------
      Net cash provided by (used in) operating activities                40,541         1,375,093          (627,104)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments                               --                --           106,000
  Purchase of intangibles                                              (275,898)               --          (179,763)
  Repayment on note receivable from officer                              12,350             7,093             7,164
  Purchase of property and equipment                                   (314,483)         (999,665)         (666,705)
  Business acquisitions, net of cash acquired                                --        (2,786,702)               --
  Payment of costs related to discontinued operations                        --                --           (98,081)
                                                                    -----------       -----------       -----------
      Net cash used in investing activities                            (578,031)       (3,779,274)         (831,385)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) from revolving credit line                     17,632         3,585,852          (658,000)
  Repayment of long-term debt                                          (125,000)         (125,000)         (125,000)
  Proceeds from the issuance of stock under option plans                 52,244           671,215           840,346
  Payment of costs in connection with preferred stock offering         (115,251)               --                --
  Proceeds from issuance of preferred stock                             575,000                --                --
  Redemption of preferred shares                                             --                --          (341,436)
                                                                    -----------       -----------       -----------
      Net cash provided by (used in) financing activities               404,625         4,132,067          (284,090)
                                                                    -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                 (132,865)        1,727,886        (1,742,579)

CASH AND CASH EQUIVALENTS, beginning of year                          1,867,286           139,400         1,881,979
                                                                    -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                              $ 1,734,421       $ 1,867,286       $   139,400
                                                                    ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE:
  Income taxes paid                                                 $    55,000       $   118,000       $   604,000
                                                                    ===========       ===========       ===========
  Interest paid                                                     $   568,000       $   440,000       $   235,000
                                                                    ===========       ===========       ===========

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED MAY 31, 1999

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

      d.    Net income (loss) per common share

            The basic net income (loss) per share is computed using weighted average number of common shares outstanding for the applicable period. The diluted income (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

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

      j.    Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Such estimates primarily relate to accounts receivable valuation allowances, recoverability of goodwill and regulatory adjustments. Actual results may differ from those estimates.

      k.    Impairment of long-lived assets

            In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      l.    New accounting pronouncements

            In April 1998, the FASB adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP" No. 98-5") which requires that costs previously capitalized as start-up costs will be expensed as incurred. SOP No. 98-5 becomes effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The adoption of SOP No. 98-5 will not have a material effect, if any, on the Company's consolidated financial statements.

            During 1998, the FASB issued Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

      m.    Reclassifications

            Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 1999.

2.    Mergers and Acquisitions:

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

3.    Prepaid Expenses and Other Current Assets:

      Prepaid expenses and other current assets consists of the following:

                                                         May 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------

             Prepaid insurance                  $  196,000      $  223,000
             Other                                 153,000         160,000
                                                ----------      ----------

                                                $  349,000      $  383,000
                                                ==========      ==========

4     Property and Equipment:

             Property and equipment consists of the following:

                                                         May 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------

             Furniture and fixtures             $  931,000      $  929,000
             Computer equipment                  2,178,000       1,942,000
             Leasehold improvements                127,000          97,000
             Other                                 341,000         334,000
                                                ----------      ----------
                                                 3,577,000       3,302,000
             Less accumulated depreciation       1,844,000       1,303,000
                                                ----------      ----------

                                                $1,733,000      $1,999,000
                                                ==========      ==========

5.    Intangible Assets:

      Intangible assets are as follows:

                                                                     May 31,
                                          Amortization    ----------------------------
                                             Period          1999             1998
                                          ------------    -----------      -----------
      Goodwill                               25 - 40      $10,073,000      $10,408,000
      Customer contracts                     11 - 15        1,555,000        1,581,000
      Covenants not-to-compete                 2 - 8          335,000          385,000
      Nurses' list                            9 - 15          563,000          638,000
      Other                                   2 - 25          652,000          385,000
                                                          -----------      -----------
                                                           13,178,000       13,397,000
      Less accumulated amortization                         1,926,000        1,539,000
                                                          -----------      -----------

                                                          $11,252,000      $11,858,000
                                                          ===========      ===========

6.    Accrued Expenses:

      Accrued expenses are as follows:

                                                                    May 31,
                                                          ----------------------------
                                                             1999             1998
                                                          -----------      -----------

      Medicaid settlement (b)                             $   242,000      $ 1,000,000
      Medicare audit assessment (a)                                --        1,250,000
      Professional fees                                       285,000          250,000
      Interest                                                 51,000           45,000
      Other                                                    93,000          244,000
                                                          -----------      -----------

                                                          $   671,000      $ 2,789,000
                                                          ===========      ===========

      (a) On July 18, 1998, the Company was advised that an audit of American Healthcare Services, Inc., the Company's Medicare agency, by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services which had been forwarded to the Medicare intermediary assigned to administer Medicare payments in Florida had been referred to the Civil Division of the United Stated Attorney for the Southern District of Florida. The audit was related to home health service claims submitted by American Health Care Services during 1995 and 1996. A similar audit commenced May 1997 for claims submitted during 1993. Based on correspondence received from the United States Attorney's office, the Company accrued $1,250,000 in fiscal year 1998.

      The Company has appealed the assessment, which could result in the elimination or reduction of the assessment. As a result of this appeal, based on preliminary indications from the Medicare intermediary and the recommendation of the Company's regulatory counsel, the Company has reversed the accrual, which is included in discontinued operations for the year ended May 31, 1999. Management's decision to reverse the accrual was based on the advice of regulatory counsel as to the outcome of similar types of audits or claims based upon their experience in the health care industry and the Company's ability to appeal or litigate any liability and pursue a claim against third parties who have rendered services to the Company.

      (b) In August 1995, the Office of Deputy Attorney General for Medicaid Fraud Control conducted a review of personnel, clinical and billing records for the years 1992 through 1995. In fiscal year 1998, the Company accrued $1,000,000 in connection with this matter.

            Additionally, errors were discovered in certain cost reports that had been previously submitted to the New York State Department of Social Services during the years 1993 through 1995. The Company filed amended cost reports, which was expected to result in a retroactive calculation of the Medicaid reimbursement rate and the imposition of overpayment assessments against the Company. In fiscal year 1998, the Company accrued $660,000 in contemplation of a settlement and offset the accrual against existing accounts receivable from Medicaid.

            In May 1999, the Company negotiated a $1,167,000 settlement with the State of New York in connection with these matters. The settlement agreement provided for an initial payment of $200,000, with the balance payable over four years at 9% interest per annum. Included in accrued expenses and other long-term liabilities is $242,000 and $725,000, respectively, which represents the remaining balance due Medicaid at May 31, 1999.

7.    Revolving Credit Line:

      On November 9, 1998, the Company entered into a $10 million revolving credit facility (the "Credit Facility") with a new lender. The Credit Facility permits the Company to borrow up to 80% of eligible accounts receivable (as defined) that are aged less than 180 days at LIBOR+3%, and the remaining eligible accounts receivable (as defined) at LIBOR+6%. On April 23, 1999, the Credit Facility was amended and provided for the lender to reduce the borrowing base percentage from 80% to 70%. The credit facility expires on November 8, 2000 and requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All the assets of the Company collateralize the Credit Facility.

      In connection with entering into the Credit Facility, Star Multi Care Services, Inc. and certain of its subsidiaries (the "Members") formed SMCS Care, LLC (a limited liability company) (the "LLC"). The operating agreement of the LLC provides for its members to sell its eligible receivables to the LLC and whereby the LLC will borrow from the lender in accordance with Credit Facility.

      At May 31, 1999, the Company was in violation of certain financial covenants contained in the credit facility agreement. On September 13, 1999, the Bank waived compliance with the covenant violations and amended the terms of the credit facility. The amended agreement provides for changes to certain financial ratios and covenants, and increases the interest rate on the line for eligible receivables from LIBOR+3% to LIBOR+4%, and on the remaining receivables from LIBOR+6% to LIBOR+7%.

8.    Income Taxes:

      The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on the applicable laws. At May 31, 1999, the Company has a net operating loss carryforward of approximately $3,753,000 for federal income tax purposes which may be applied against future taxable income through 2014.

8.    Income Taxes:

      The (benefit) provision for income taxes from continuing operations consists of the following:

                                              Years Ended May 31,
                                -----------------------------------------------
                                   1999              1998              1997
                                -----------       -----------       -----------
      Current:
        Federal                 $   176,000       $  (709,000)      $   605,093
        State and local              40,000            40,000            71,816
                                -----------       -----------       -----------
                                    216,000          (669,000)          676,909
                                -----------       -----------       -----------
      Deferred:
        Federal                    (730,000)         (346,000)         (431,641)
        State                      (133,000)         (168,000)         (158,268)
                                -----------       -----------       -----------
                                   (863,000)         (514,000)         (589,909)
                                -----------       -----------       -----------

                                $  (647,000)      $(1,183,000)      $    87,000
                                ===========       ===========       ===========

      The components of the net deferred tax assets are as follows:

                                                              May 31,
                                                   -----------------------------
                                                       1999              1998
                                                   -----------       -----------
      Deferred tax assets:
        Allowance for doubtful accounts            $   964,000       $   683,000
        Accrued expenses                               487,000         1,110,000
        Tax credits                                         --           127,000
        Net operating loss carryforward              1,654,000           180,000
        Stock compensation                              56,000            53,000
        Amortization of intangible assets              408,000           112,000
        Other                                          150,000             2,000
                                                   -----------       -----------
                                                     3,719,000         2,267,000
      Valuation allowance                             (343,000)               --
                                                   -----------       -----------
                                                     3,376,000         2,267,000
      Deferred tax liabilities:
        Depreciation and amortization                  242,000           111,000
                                                   -----------       -----------

      Net deferred tax assets                      $ 3,134,000       $ 2,156,000
                                                   ===========       ===========

      A reconciliation between the actual income tax (benefit) expense and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                   Years Ended May 31,
                                                     -----------------------------------------------
                                                        1999              1998              1997
                                                     -----------       -----------       -----------
      Computed federal income tax
        at statutory rates                           $  (680,000)      $(1,294,000)      $    72,290
      State taxes, net of federal benefit               (120,000)         (228,000)           13,608
      Items without tax benefit                          120,000           107,000            76,500
      Adjustments to prior years' tax liability          (88,000)          262,000           (76,200)
      Valuation allowance                                185,000                --                --
      Tax credits                                             --           (48,000)               --
      Other, net                                         (64,000)           18,000               802
                                                     -----------       -----------       -----------

                                                     $  (647,000)      $(1,183,000)      $    87,000
                                                     ===========       ===========       ===========

9.    Due to Medicare:

      Amounts due to Medicare represent periodic interim payments ("PIP") received from Medicare in excess of the current volume of business. There is no scheduled repayment of this liability, and on July 1, 1999, the Company ceased operations of its Medicare business. See Note 18.

10.   Shareholders' Equity:

      a.    Preferred stock

            The Company has authorized 5,000,000 shares of preferred stock, $1.00 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

      In April 1999, the Company completed a private placement by the sale of 575 Series A 8% Convertible Preferred Stock for $575,000. After sixty days from the closing date, the Preferred Stock may be converted to common stock equal to the lessor of: (i) 125% of the market price of common stock three trading days immediately preceding the closing date, or (ii) the market price of the Company's Common stock discounted from 10% to 30%, such discount increasing with the passage of time. Holders of the preferred shares can convert the stated value of their shares, in whole or in part, into common stock at a maximum conversion price of $1.41 per share (407,801 shares), and have liquidation preference over common shareholders. The Preferred Stock pays an 8% annual dividend payable quarterly that may be converted to common stock at the option of the Company. Additionally, holders of the preferred shares received a Common Stock Purchase Warrant for the right to purchase 50,000 common stock shares of the Company, expiring April 2001, at 115% of the closing bid price on the trading day immediately preceding the closing date of this sale.

      b.    Stock dividend

            On September 3, 1996, the Company's Board of Directors approved a stock dividend on November 4, 1996 for shareholders of record as of October 11, 1996. A total of 188,570 shares of common stock were issued in connection with the dividend.

            Common stock has been adjusted for the par value of the shares issued, and additional paid-in capital and retained earnings have been adjusted for the difference between the fair market value and the par value of the shares.

            All references in the accompanying financial statements to the number of common shares and per share amounts for all periods presented have been restated to reflect the stock dividend.

11.   Stock Option Plans:

      In accordance, with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended May 31, 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have changed to the following pro forma amounts.

                                                              Years Ended May 31,
                                             -----------------------------------------------------
                                                 1999                1998                1997
                                             -------------       -------------       -------------
      Net (loss) income, as reported         $  (1,556,035)      $  (4,159,236)      $     125,619
      Net (loss) income, pro forma              (1,587,199)         (4,178,675)             92,541
      Basic (loss) income per share,
        as reported                                   (.30)               (.84)                .03
      Basic (loss) income per share,
        pro forma                                     (.30)               (.84)                .02
      Diluted  (loss) income per share,
        as reported                                   (.30)               (.84)                .03
      Diluted (loss) income per share,
        pro forma                                     (.30)               (.84)                .02

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended May 31, 1999, 1998 and 1997; expected volatility of 58%; risk free interest rate averaging 5.4%; and expected lives of 2 to 6 years.

      The Company has two stock option plans (the "Plans") as adopted and as adjusted for stock dividends. Participants may be granted either Incentive Stock Options or Non-Qualified Stock Options to purchase shares of common stock. The purpose of the Plans is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plans to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between August 2002 and April 2008.

      The incentive stock options may be granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options are authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.

      Information as to options granted is summarized as follows:

                                                                     Exercise
                                           Shares                      Price
                                          --------                 -------------

      Outstanding, May 31, 1996            722,424                 $1.38 - $7.28

        Granted                             29,500
        Canceled and expired               (41,414)
        Exercised                         (184,837)
                                          --------

      Outstanding, May 31, 1997            525,673                 $1.38 - $6.55

        Granted                            212,000
        Canceled and expired               (15,032)
        Exercised                         (168,701)
                                          --------

      Outstanding, May 31, 1998            553,940                 $1.38 - $6.55

        Granted                            387,068
        Canceled and expired              (354,543)
        Exercised                          (21,236)
                                          --------

      Outstanding, May 31, 1999            565,229                 $1.13 - $6.50
                                          ========

      Shares reserved for future issuance at May 31, 1999 are comprised of the following:

      Shares issuable upon exercise of stock
        options under the plans                                          494,489
      Shares issuable under the Company's
        employee stock purchase plan                                     305,350
                                                                         -------

                                                                         799,839
                                                                         =======

      The weighted-average grant-date fair value of options granted for the years ended May 31, 1999, 1998 and 1997 were $.23, $1.02 and $3.93, respectively. In addition, there were 395,325 options at a weighted-average per share exercise price of $2.52 per option exercisable at May 31, 1999.

      The weighted-average exercise price and remaining contractual life of options outstanding at May 31, 1999 is $2.25 and 3.9 years, respectively and at May 31, 1998 is $3.37 and 6.2 years, respectively.

      In November 1995, the Company adopted an Employee Stock Purchase Plan whereby certain employees can purchase shares of common stock at the lesser of 85% of fair market value of the stock at the beginning or end of the calendar year. Since inception of this Plan, a total of 28,550 shares were issued.

12.   Related Party Transactions:

      a.    Notes receivable from officer

            Notes receivable from officer, represents amounts loaned by the Company and/or subsidiaries of the Company to the Company's President. These notes bear interest at 6% and matured August 1, 1998. All interest has been paid through May 31, 1999. During fiscal year 1999, the Company's Board of Directors approved the forgiveness of $25,000 of outstanding principle.

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

      c.    Services

            A former director provided accounting services to the Company for which he was compensated approximately $146,000 and $129,000 in the years 1998 and 1997, respectively.

13.   Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

      Long-Term Debt: The fair value of the Company's long-term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at May 31, 1999 and 1998 approximates its fair value.

14.   Concentrations of Credit Risk and Major Customers:

      Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and temporary cash investments.

      The Company provides temporary health care personnel to hospitals, nursing homes, extended care facilities and in-home patients in Florida, Ohio, New Jersey, Pennsylvania, upstate New York and the New York City metropolitan area. At May 31, 1999 and 1998, approximately 46% and 44%, respectively, of accounts receivable was due from Medicaid. Credit losses relating to customers historically have not been significant and within management's expectations.

      The Company places its temporary cash investments with high credit quality financial institutions.

15.   Commitments:

      a.    Employment agreement

            The Company has an employment agreement, as amended, with an officer which expires in December 2001. The aggregate commitment for future salary, excluding bonuses, under the agreement is $375,000. The agreement also provides for increases based on the consumer price index increases and certain bonuses based upon annual pretax income. The aggregate minimum commitment for future salaries under the agreements is as follows:

                 Years Ending
                    May 31,
                 ------------

                     2000                       $250,000
                     2001                        125,000
                                                --------
                                                $375,000
                                                ========

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

      As of May 31, 1998 future net minimum rental payments under operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                 Years Ending
                    May 31,
                 ------------

                     2000                     $  617,000
                     2001                        584,000
                     2002                        480,000
                     2003                        311,000
                     2004                        255,000
                  Thereafter                      25,000
                                              ----------
                                              $2,272,000
                                              ==========

      Rental expenses for operating leases for fiscal years ended 1999, 1998 and 1997 were approximately $798,000, $718,000 and $805,000, respectively.

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

            The aggregate minimum commitment under this agreement is as follows:

                 Years Ending
                    May 31,
                 ------------

                     2000                     $447,420
                     2001                      447,420
                     2002                      149,140

16.   Contingencies:

      The Company is a defendant in several actions which are routine and incidental to its business. In management's opinion, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

17.   Retirement Plans:

      The Company had a 401(k) savings plan covering all eligible employees which it terminated in December 1998. Contributions for the years ended May 31, 1999, 1998 and 1997 approximated $31,000, $64,000 and $20,000, respectively.

18.   Discontinued Operations:

      In February 1999, the Company adopted a plan to abandon its Medicare business being provided by one of its subsidiaries in the State of Florida, American Health Care Services ("American"). The Company ceased operations effective July 1, 1999. The Company plans to liquidate its assets and discharge its liabilities through an assignment for the benefit of creditors proceeding. Accordingly, the operating results of American, including provisions for estimated losses during the phase-out period of approximately $128,000 have been segregated from continuing operations and reported as a separate line item on the statement of operations.

      The Company has restated its prior financial statements to present the operating results of the American segment as a discontinued operation.

      Operating results (exclusive of any corporate charges or interest expense and the aforementioned provisions) from discontinued operations are as follows:

                                                                   Years Ended May 31,
                                                   --------------------------------------------------
                                                       1999               1998               1997
                                                   ------------       ------------       ------------
      Revenues, net                                $  1,985,624       $  8,414,290       $ 11,106,139
                                                   ------------       ------------       ------------
      Costs and expenses:
        Costs of revenues                             1,834,361          4,604,695          6,286,607
        Selling, general and administrative           1,104,431          4,340,394          4,768,773
        Regulatory costs and adjustments             (1,250,000)         1,250,000                 --
        Depreciation and amortization                   169,339             50,772             32,126
        Impairment of intangible assets                      --            380,008                 --
        Restructuring and termination expense           335,211                 --                 --
                                                   ------------       ------------       ------------

                                                      2,193,342         10,625,869         11,087,506
                                                   ------------       ------------       ------------
      Operating (loss) income                          (207,718)         2,211,579             18,633
      Other deductions                                   (2,290)           (15,581)           (18,633)
                                                   ------------       ------------       ------------
      Loss before income taxes                         (210,008)        (2,227,160)                --
      Income tax benefit                                (65,000)          (690,000)                --
                                                   ------------       ------------       ------------

      Net loss                                     $   (145,008)      $ (1,537,160)      $         --
                                                   ============       ============       ============

      Assets and liabilities for the fiscal year ending 1999 and 1998 are as follows:

                                                               May 31,
                                                   -------------------------------
                                                       1999                1998
                                                   ------------       ------------
      Total assets                                 $    598,000       $  1,190,000
      Total liabilities                               3,252,000          2,015,000

19.   Supplementary Information - Statement of Cash Flows:

      During the year ended May 31, 1998, the Company issued 974,160 shares of common stock in connection with the EFCC merger. During the year ended 1997, the Company issued a stock dividend which amounted to $1,249,274. During the year ended May 31, 1997, the Company issued common stock in exchange for services in the amount of $54,000.

                                  Exhibit Index

Exhibit No.                         Exhibit

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

            (i)   *     New York State Department of Consumer Affairs Employment
                        Agency License.
            (j)   *     New York State Health Department Home Care License.
            (k)   *     New Jersey Employment Agency License.
            (l)         Form of Indemnification Agreement between the Company
                        and directors and officers. (Incorporated by reference
                        to Exhibit 10(k) to the Company's Annual Report on Form
                        10-K for the fiscal year ended May 31, 1992.)
            (m)         Asset Purchase Agreement dated as of November 1, 1991 by
                        and among Unity Care Services, Inc., Unity Healthcare
                        Holding Company, Inc. and the Company. (Incorporated by
                        reference to Exhibit 10 (l) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended May 31,
                        1992.)
            (n)         Asset Purchase Agreement dated January 30, 1992 by and
                        among Unity Healthcare Holding Company, Inc., Unity Care
                        Services, Inc. and the Company. (Incorporated by
                        reference to Exhibit 10.1 to the Company's Current
                        Report on Form 8-K dated May 26, 1992.)
            (o)         Asset Purchase Agreement dated January 30, 1992 by and
                        between Unity Home Care of Florida, Inc. and the
                        Company. (Incorporated by reference to Exhibit 10.2 to
                        the Company's Current Report on Form 8-K dated May 26,
                        1992.)
            (p)         Employment Agreement dated February 15, 1990, between
                        Alan Spector and the Company, as assignee of Unity Home
                        Care of Florida, Inc. (Incorporated by reference to
                        Exhibit 10(o) to the Company's Annual Report on Form
                        10-K for the fiscal year ended May 31, 1992.)
            (q)         Asset Purchase Agreement dated November 8, 1993 by and
                        between DSI Health Care Services, Inc. and Star Multi
                        Care Services of Long Island, Inc., a wholly owned
                        subsidiary of the Company. (Incorporated by reference to
                        Exhibit 10.1 to the Company's Current Report on Form 8-K
                        dated November 22, 1993.)
            (r)         Asset Purchase Agreement dated as of January 6, 1995, as
                        amended, by and between Long Island Nursing Registry,
                        Inc. and the Company. (Incorporated by reference to
                        Exhibit 21 to the Company's Current Report on Form 8-K
                        dated May 19, 1995.)
            (s)         Employment Agreement dated May 19, 1995 by and between
                        the Company and Gregory Turchan. (Incorporated by
                        reference to Exhibit 99.1 to the Company's Current
                        Report on Form 8-K dated May 19, 1995.)
            (t)         Loan Agreement dated November 1, 1995 by and between the
                        Company and Chase Manhattan Bank, N.A. (Incorporated by
                        reference to Exhibit 10.(w) to the Company's Quarterly
                        Report on Form 10-QSB for the quarterly period ended
                        November 30, 1995.)
  16.       (a)         Letter dated April 25, 1995, as amended, from Deloitte &
                        Touche LLP to the Securities and Exchange Commission.
                        (Incorporated by reference to EFCC's Current Report on
                        Form 8-K/A dated March 21, 1995.)
  21.             **    List of Subsidiaries filed as Exhibit 21 with the Form
                        10-K for the fiscal year ended May 31, 1998.
  23.       (a)         Consent of Holtz Rubenstein & Co., LLP.
  27.             **    Financial Data Schedule.

----------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)

**    Filed herewith.