Form 10-Q
period 1999-08-31
STAR MULTI CARE SERVICES INC
filed 1999-10-19
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED August 31, 1999

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

            33 Walt Whitman Road, Huntington Station, New York 11746
            --------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (516) 423-6689

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                              Yes  X       No
                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1999:

                   Class                           Number of Shares
                   -----                           ----------------
      Common Stock, $0.001 par value                  5,402,306

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page

Part I - Financial Information

Item 1

Consolidated Balance Sheets as of August 31, 1999 and May 31, 1999......    3

Consolidated Statements of Operations for the three months
   ended August 31, 1999 and 1998.......................................    4

Consolidated Statements of Cash Flows
   for the three months ended August 31, 1999 and 1998  ................    5

Notes to Consolidated Financial Statements .............................    6-7

Item 2

Management's Discussion and Analysis of Financial
   Condition and Results of Operations..................................    7-13

Part II - Other Information

Item 6

Exhibits and Reports on Form 8-K .......................................    13

Signatures..............................................................    14

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    August 31,        May 31,
                                                                       1999            1999
                                                                   ------------    ------------
                                                                    Unaudited         Audited
ASSETS:
-------
  Current Assets:
     Cash and cash equivalents                                     $  1,431,617    $  1,734,421
     Accounts receivable, less allowance for doubtful accounts
        of $2,667,209 and $2,640,000 at August 31, 1999 and
        May 31, 1999, respectively                                    9,273,646       9,767,549
     Prepaid expenses and other current assets                          320,934         349,053
     Deferred income taxes                                            1,336,511       1,399,000
                                                                   ------------    ------------
                      Total current assets                           12,362,708      13,250,023
                                                                   ------------    ------------

     Property and equipment, net of accumulated depreciation of
        $1,953,839 and $1,844,000 at August 31, 1999 and May 31,
        1999, respectively                                            1,655,772       1,732,455
     Notes receivable from officer                                       45,660          48,910
     Intangible assets, net of accumulated amortization              11,111,789      11,252,311
     Deferred income taxes                                            1,735,000       1,735,000
     Other assets                                                       171,419         152,849
                                                                   ------------    ------------
                                                                   $ 27,082,348    $ 28,171,548
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Current Liabilities:
     Accrued payroll and related expenses                          $  2,398,615    $  3,074,708
     Accounts payable                                                   816,850         841,962
     Accrued expenses                                                   626,513         671,153
          Due to Medicare                                             2,593,324       2,593,324
                                                                   ------------    ------------
            Total current liabilities                                 6,435,302       7,181,147
                                                                   ------------    ------------

  Long-Term Liabilities:
     Revolving credit line                                            5,991,384       6,225,484
     Other long-term liabilities                                      1,186,974       1,375,932
                                                                   ------------    ------------
            Total long-term liabilities                               7,178,358       7,601,416
                                                                   ------------    ------------
Commitments and Contingencies:
  Shareholders' equity
    Preferred stock, $1.00 par value per share, 5,000,000 shares
       authorized                                                           575             575
    Common stock, $.001 par value per share, 10,000,000 shares
       authorized; 5,402,306 and 5,394,863 issued, respectively           5,395           5,395
    Additional paid-in capital                                       21,463,285      21,463,285
    Subscription receivable                                            (397,782)       (397,782)
    Deficit                                                          (7,323,863)     (7,403,566)
    Treasury stock 137,500 common shares at August 31, 1999
       and May 31, 1999                                                (278,922)       (278,922)
                                                                   ------------    ------------
           Total shareholder's equity                                13,468,688      13,388,985
                                                                   ------------    ------------
                                                                   $ 27,082,348    $ 28,171,548
                                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              August 31,
                                                      ----------------------------
                                                          1999            1998
                                                      ------------    ------------
Net revenues                                          $ 10,412,500    $ 12,959,585

Operating costs and expenses:
  Costs of revenue                                       7,145,302       9,051,552
  Selling, general and administrative                    2,571,751       2,992,812
  Depreciation and amortization                            249,859         242,720
  Provision for doubtful accounts                          154,603         197,731
                                                      ------------    ------------
                                                        10,121,515      12,484,815
                                                      ------------    ------------

Income from operations                                     290,985         474,770

Interest expense, net                                     (161,181)       (140,951)
                                                      ------------    ------------

Income before provision for income taxes                   129,804         333,819

(Provision) for income taxes                               (48,027)       (156,895)
                                                      ------------    ------------

Income from continuing operations                           81,777         176,924
                                                      ------------    ------------
Discontinued operations:
  Income (loss) from discontinued operations, net
    of applicable income tax (benefit) provision of
    $5,536 and ($39,432) for 1999 and 1998
    respectively                                             9,426         (44,466)
                                                      ------------    ------------
Net income                                                  91,203         132,458
                                                      ============    ============

Basic income per common share:
  Income from continuing operations                           0.02            0.04
  Income (loss) from discontinued operations                  0.00           (0.01)
                                                            ------          ------
  Net income                                                $ 0.02          $ 0.03
                                                            ======          ======
Diluted income per common share:
  Income from continuing ooperations                          0.02            0.04
  Income (loss) from discontinued operations                  0.00           (0.01)
                                                            ------          ------
  Net income                                                $ 0.02          $ 0.03
                                                            ======          ======

Weighted average number of common shares:

  Basic                                                  5,259,234       5,237,514
                                                         =========       =========

  Diluted                                                5,259,234       5,237,514
                                                         =========       =========


          See accompanying notes to consolidated financial statements.





                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months
                                                                              Ended August 31,
                                                                        --------------------------
                                                                            1999           1998
                                                                        -----------    -----------
Cash flow from operating activities:
    Net income                                                          $    91,203    $   132,458
                                                                        -----------    -----------
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
        Provision for doubtful accounts                                     154,603        197,731
         Depreciation and amortization                                      249,859        257,466
         Deferred income taxes                                               62,524        117,463
         Changes in operating assets and liabilities:
             (Increase) decrease in assets:
                Accounts receivable                                         339,300       (583,558)
                Prepaid expenses and other current assets                    28,119         85,392
                Other assets                                                (18,570)       (47,648)
               Increase (decrease) in liabilities:
                 Accrued payroll and related expenses                      (676,093)      (157,975)
                 Accounts payable and other accrued expenses               (270,245)      (133,726)
                 Due to Medicare                                               --       (1,017,287)

                 Other liabilities                                             --          (43,636)
                                                                        -----------    -----------
                  Total adjustments                                        (130,503)    (1,325,778)
                                                                        ===========    ===========

                  Net cash (used in) provided by operating activities       (39,300)    (1,193,320)
                                                                        -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                      (32,654)      (166,664)
    Repayment of note receivable from officer                                 3,250          1,775
                                                                        -----------    -----------
        Net cash used in investing activities                               (29,404)      (164,889)
                                                                        -----------    -----------

Cash flows from financing activities:
    Repayment of revolving credit line                                     (234,100)          --
    Repayment of long-term debt                                                --          (31,250)
    Proceeds from issuance of common stock                                     --           39,011
                                                                        -----------    -----------
       Net cash provided by (used in) financing activities                 (234,100)         7,761
                                                                        -----------    -----------

Net (decrease) in cash and cash equivalents                                (302,804)    (1,350,448)


Cash and cash equivalents at beginning of period                          1,734,421      1,867,286
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $ 1,431,617    $   516,838
                                                                        ===========    ===========
Supplemental disclosures:
    Income taxes paid                                                   $      --      $      --
                                                                        ===========    ===========
    Interest paid                                                       $   169,293    $   139,875
                                                                        ===========    ===========


          See accompanying notes to consolidated financial statements.





                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1999, results of its operations and cash flows for the three month period ended August 31,1999 and 1998.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three month period ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Note 3:  Credit Facility

         On November 9, 1998, the Company entered into a $10 million revolving credit facility (the "Credit Facility") with a new lender. The Credit Facility permits the Company to borrow up to 80% of eligible accounts receivable (as defined) that are aged less than 180 days at LIBOR +3%, and the remaining eligible accounts receivable (as defined) at LIBOR +6%. On April 23, 1999, the
Credit Facility was amended and provided for the lender to reduce the borrowing base percentage from 80% to 70%. The Credit Facility expires on November 8, 2000 and requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All the assets of the Company collateralize the Credit
Facility.





         On September 13, 1999, the Bank amended the terms of the Credit
Facility. The amended agreement provides for changes to certain financial ratios and covenants, and increases the interest rate on the line for eligible receivables from LIBOR +3% to LIBOR +4%, and on the remaining receivables from LIBOR +6% to LIBOR +7%.

Note 4: Discontinued Operations

         In February 1999 the Company formally adopted a plan to liquidate its Medicare, both the indemnity and HMO, business being provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc. d/b/a American
Healthcare Services. The Company ceased operations effective July 1, 1999. The consolidated statements of operations for the three month periods ended August
31, 1999 and 1998, respectively, excludes revenue and expense for its Medicare business on captions applicable to continuing operations. Revenue for the discontinued operations were $40,953 and $1,133,808 for the three months ended
August 31, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1999.

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

         In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget
Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visit services. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies were reimbursed the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits were applied to the Company's Medicare operations in Florida for the cost reporting period beginning January 1, 1998. The new methodology significantly reduced the reimbursement for the Company's Medicare operations. Although the Company designed and implemented a restructuring plan for its Medicare operations, based on a variety of factors including continued decline in Medicare revenues, low operating margins, and the potential of a future 15% reimbursement reduction in 2000, the Company elected to discontinue Medicare operations in Florida on





February 26, 1999. This combined with the decrease in subcontract service revenues associated with services provided to Medicare-certified agencies in New
York and New Jersey, resulted in a significant decrease in both direct and subcontract Medicare reimbursed revenue. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued
Operations).

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the year
"1999" would be represented by "99." These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year
2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year
2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar certainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by the Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.

Results of Operations.

         Quarter ended August 31, 1999 compared to quarter ended August 31,
         1998.

         Net revenues for the quarter ended August 31, 1999 decreased $2,547,085 or 20% to $10,412,500 from $12,959,585 for the quarter ended August 31, 1998.
The decrease in net revenue for the quarter ended August 31, 1999 from the quarter ended August 31, 1998 is primarily attributable to a reduction in authorization of service hours related to the New Jersey Medicaid Program, the reduction of visit authorizations on Medicare subcontract services provided in New York and New Jersey, resulting from general reductions in the Medicare
Program, and from the termination of underperforming contracts in the Company's
Florida licensed operations.

         Gross profit margin increased to 31.4% for the quarter ended August 31, 1999 from 30.2% for the quarter ended August 31, 1998.





         Selling, general and administrative costs decreased $421,000 (14.1%) to $2,572,000 for the quarter ended August 31, 1999, down from $2,993,000 for the quarter ended August 31, 1998. The decrease in selling, general and administrative expenses is primarily attributable to the results of the Company's restructuring efforts during the past year.

         Income from continuing operations decreased to $290,985 for the quarter ended August 31, 1999 from $474,770 for the quarter ended August 31, 1998, a decrease of $183,785. The decrease in income from continuing operations for the quarter ended August 31, 1999 from the quarter ended August 31, 1998, is attributable to decreases in net revenue which was partially offset by decreases in selling, general and administrative expenses.

         Net income for the quarter ended August 31, 1999 decreased to $91,203 from $132,458 for the quarter ended August 31, 1998. The decrease in net income for the quarter is attributable to the decrease in income from operations which was partially offset by a lower effective tax rate.

Financial Condition, Liquidity and Capital Resources

         As of August 31, 1999 cash and cash equivalents were $1,432,000 as compared with $1,734,000 at May 31, 1999. The net decrease of $302,000 resulted primarily from the repayment of long term debt.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at August 31, 1999 and May 31, 1999.

         The Company currently has available a line of credit with a bank which allows for borrowings of up to $10,000,000 (the "Credit Facility"). Pursuant to the Credit Facility, the amount the Company may borrow is limited to 70% of eligible accounts receivables that are aged less than 180 days at LIBOR +4% and the remaining eligible receivables at LIBOR +7%. The Credit Facility provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of August 31, 1999, the outstanding loan balance is $5,991,384. The Credit Facility matures on November 9, 2000. The
Company is not in violation of any of the covenants of the Facility as of August
31, 1999.

         The Company intends to meet its long term liquidity needs through available cash, cash flow and the new Credit Facility. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional funding will be available to the Company on satisfactory terms.

          Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.





         Forward Looking Statements

         Certain statements in this report on Form 10-Q constitute" forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current IPS and/or the ultimate implementation of a prospective payment system; government regulation;
health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry.
This discussion should be read in conjunction with: (i) the attached consolidated financial statements and notes thereto, (ii) with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1999, and (iii) with the section entitled Forward Looking Statements appearing in the Company's Form 10-K which is hereby incorporated by reference..

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits:

         10.1 Waiver and Amendment to Receivables Purchase and Transfer
              Agreement and Loan and Security Agreement dated
              September 13, 1999.

         27.  Financial Data Schedule

2.       Reports on From 8-K.

         None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        STAR MULTI CARE SERVICES, INC.

October 18, 1999                    By: s/ Stephen Sternbach
----------------                        ------------------------------------
      Date                              Chairman of the Board, President and
                                        Chief Executive Officer


                                    Page 11

