Form 10-Q
period 1999-11-30
STAR MULTI CARE SERVICES INC
filed 2000-01-14
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED November 30, 1999

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

                              Yes  X       No
                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 4, 2000:

                   Class                           Number of Shares
                   -----                           ----------------
      Common Stock, $0.001 par value                  1,707,780

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page
Part I - Financial Information

Item 1

Consolidated Balance Sheets as of November 30, 1999 and May 31, 1999......    3

Consolidated Statements of Operations for the three months and six
   months ended November 30, 1999 and 1998................................    4

Consolidated Statements of Cash Flows
   for the six months ended November 30, 1999 and 1998....................    5

Notes to Consolidated Financial Statements ...............................  6-7

Item 2

Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................  7-9

Part II - Other Information

Item 6

Exhibits and Reports on Form 8-K .........................................   10

Signatures................................................................   10

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    November 30,      May 31,
                                                                       1999            1999
                                                                   -------------   ------------
                                                                    Unaudited         Audited
ASSETS:
-------
  Current Assets:
     Cash and cash equivalents                                     $  1,086,070    $  1,734,421
     Accounts receivable, less allowance for doubtful accounts
        of $2,460,000 and $2,640,000 at November 30, 1999 and
        May 31, 1999, respectively                                    8,946,799       9,767,549
     Prepaid expenses and other current assets                          328,660         349,053
     Deferred income taxes                                            1,362,351       1,399,000
                                                                   ------------    ------------
  Total current assets                                               11,723,880      13,250,023

     Property and equipment, net of accumulated depreciation
        and amortization of $1,690,000 and $1,844,000 at
        November 30, 1999 and May 31, 1999, respectively              1,594,910       1,732,455
     Notes receivable from officer                                       44,160          48,910
     Intangible assets, net of accumulated amortization              10,971,161      11,252,311
     Deferred income taxes                                            1,735,000       1,735,000
     Other assets                                                       158,013         152,849
                                                                   ------------    ------------
                                                                   $ 26,227,124    $ 28,171,548
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Current Liabilities:
     Accrued payroll and related expenses                          $  2,548,524    $  3,074,708
     Accounts payable                                                   801,836         841,962
     Accrued expenses                                                   263,143         671,153
     Due to Medicare                                                  2,593,324       2,593,324
                                                                   ------------    ------------
  Total current liabilities                                           6,206,827       7,181,147
                                                                   ------------    ------------
  Long-Term Liabilities:
     Revolving credit line                                            5,517,673       6,225,484
     Other long-term liabilities                                      1,092,371       1,375,932
                                                                   ------------    ------------
  Total long-term liabilities                                         6,610,044       7,601,416
                                                                   ------------    ------------

  Shareholders' equity:
    Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; 575 and 575 Series A 8% shares issued,
       respectively                                                         575             575
    Common stock, $.001 par value per share, 5,000,000 shares
       authorized; 1,800,366 and 1,798,288 shares issued,
       respectively                                                       1,801           1,798
    Additional paid-in capital                                       21,466,879      21,466,882
    Subscription receivable                                            (397,782)       (397,782)
    Deficit                                                          (7,270,529)     (7,403,566)
    Treasury stock 79,100 and 45,833 common shares at
       November 30, 1999 and May 31, 1999, respectively                (390,691)       (278,922)
                                                                   ------------    ------------
  Total shareholder's equity                                         13,410,253      13,388,985
                                                                   ------------    ------------
                                                                   $ 26,227,124    $ 28,171,548
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                     Six Months Ended
                                                              November 30,                          November 30,
                                                      ----------------------------        ------------------------------
                                                          1999            1998                 1999            1998
                                                      ------------    ------------        -------------    -------------
Net revenues                                          $  9,865,995    $ 12,039,648        $  20,278,494    $  24,999,233

Operating costs and expenses:
  Costs of revenue                                       6,770,353       8,351,188           13,915,654       17,402,740
  Selling, general and administrative                    2,363,102       3,306,920            4,934,860        6,299,732
  Depreciation and amortization                            233,187         341,612              483,042          524,597
  Provision for doubtful accounts                          148,096         127,457              302,698          384,923
  Restructuring and termination expense                       --           141,135                 --            141,135
                                                      ------------    ------------        -------------    -------------
                                                         9,514,738      12,268,312           19,636,254       24,753,127
                                                      ------------    ------------        -------------    -------------

Income (loss) from operations                              351,257        (228,664)             642,240          246,106

Interest expense, net                                     (189,853)       (200,004)            (351,034)        (340,955)
                                                      ------------    ------------        -------------    -------------

Income (loss) before (provision) benefit for
  income taxes                                             161,404        (428,668)             291,206          (94,849)

(Provision) benefit for income taxes                       (59,719)        201,473             (107,746)          44,579
                                                      ------------    ------------        -------------    -------------

Income (loss) from continuing operations                   101,685        (227,195)             183,460          (50,270)
                                                      ------------    ------------        -------------    -------------
Discontinued operations:
  Income (loss) from discontinued operations,
    net of tax                                             (48,349)        125,859              (38,923)          81,393
                                                      ------------    ------------        -------------    -------------
Net income (loss)                                     $     53,336    $   (101,336)       $     144,537    $      31,123
                                                      ============    ============        =============    =============

Basic income (loss) per common share:
  Continuing operations                                     $ 0.06          $(0.13)               $ .10           $(0.03)
  Discontinued operations                                    (0.03)           0.07                 (.02)            0.05
                                                            ------          ------                -----           ------
  Net income (loss)                                         $ 0.03          $(0.06)               $ .08           $ 0.02
                                                            ======          ======                =====           ======
Diluted income (loss) per common share:
  Continuing operations                                     $ 0.06          $(0.13)               $ .10           $(0.03)
  Discontinued operations                                    (0.03)           0.07                 (.02)            0.05
                                                            ------          ------                -----           ------
  Net income (loss)                                         $ 0.03          $(0.06)               $ .08           $ 0.02
                                                            ======          ======                =====           ======

Weighted average number of common shares:
  Basic                                                  1,741,188       1,748,839             1,747,170       1,747,330
                                                         =========       =========             =========       =========
  Diluted                                                1,741,188       1,748,839             1,747,170       1,747,997
                                                         =========       =========             =========       =========

          See accompanying notes to consolidated financial statements.


                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months
                                                                            Ended November 30,
                                                                        --------------------------
                                                                            1999           1998
                                                                        -----------    -----------
Cash flow from operating activities:
    Net income                                                          $   144,537    $    31,122
                                                                        -----------    -----------
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
        Provision for doubtful accounts                                     302,698        384,923
         Depreciation and amortization                                      483,042        555,104
         Deferred income taxes                                               36,649       (236,160)
         Changes in operating assets and liabilities:
             (Increase) decrease in assets:
                Accounts receivable                                         518,052     (1,505,351)
                Prepaid expenses and other current assets                    20,393        (31,529)
                Income taxes receivable                                        --        1,225,946
                Other assets                                                 (5,164)       (12,458)
               Increase (decrease) in liabilities:
                 Accrued payroll and related expenses                      (526,184)      (787,150)
                 Accounts payable and other accrued expenses               (743,197)         8,055
                 Due to Medicare                                               --         (515,939)
                 Other liabilities                                             --         (207,554)
                                                                        -----------    -----------
                  Total adjustments                                          86,289        (90,235)
                                                                        -----------    -----------

                  Net cash (used in) provided by operating activities       230,826        (59,113)
                                                                        -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment                                      (64,347)      (221,194)
    Repayment of note receivable from officer                                 4,750          5,850
    Purchase of intangibles                                                               (272,345)
                                                                        -----------    -----------
        Net cash used in investing activities                               (59,597)      (487,689)
                                                                        -----------    -----------

Cash flows from financing activities:
    Revolving credit line (Daiwa)                                          (707,811)       868,334
    Repayment of long-term debt                                                --          (62,500)
    Purchase of treasury stock                                             (111,769)          --
    Proceeds from issuance of common stock                                     --           39,011
                                                                        -----------    -----------
       Net cash (used in) provided by financing activities                 (819,580)       844,845
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                       (648,351)       298,043

Cash and cash equivalents at beginning of period                          1,734,421      1,867,286
                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $ 1,086,070    $ 2,165,329
                                                                        ===========    ===========
Supplemental disclosures:
    Income taxes paid                                                   $    10,000    $    28,749
                                                                        ===========    ===========
    Interest paid                                                       $   283,648    $   288,228
                                                                        ===========    ===========

          See accompanying notes to consolidated financial statements.




                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1999, results of its operations for the three and six months periods ended November 30, 1999 and 1998 and cash flows for the six month period ended November 30, 1999 and 1998.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three and six months periods ended
November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         Note 3:  Credit Facility

         On November 9, 1998, the Company entered into a $10 million revolving credit facility (the "Credit Facility") with a new lender. The Credit Facility permits the Company to borrow up to 80% of eligible accounts receivable (as defined in the Credit Facility) that are aged less than 180 days (the "Basic
Borrowing Base") at LIBOR +3%, and the remaining eligible accounts receivable
(as defined in the Credit Facility) at LIBOR +6%. On April 23, 1999, the Credit
Facility was amended and provided for the lender to reduce the Basic Borrowing
Base percentage from 80% to 70%. The Credit Facility expires on November 9, 2000 and requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All the assets of the Company collateralize the Credit
Facility.

         On September 13, 1999, the lender amended the terms of the Credit
Facility. The amended Credit Facility provides for changes to certain financial ratios and covenants, and increases the interest rate on the Basic Borrowing
Base from LIBOR +3% to LIBOR +4%, and on the remaining receivables from LIBOR
+6% to LIBOR +7%.


Note 4: Discontinued Operations

         In February 1999 the Company formally adopted a plan to liquidate its Medicare, both the indemnity and HMO, business being provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc. d/b/a American
Healthcare Services. The Company ceased operations effective July 1, 1999. The consolidated statements of operations for the three and six months periods ended
November 30, 1999 and 1998, respectively, excludes revenue and expense for its Medicare business on captions applicable to continuing operations. Revenue for the discontinued operations were $0 and $40,953, respectively for the three and six months ended November 30, 1999, and $723,087 and $1,856,895, respectively for the three and six months ended
November 30, 1998.

         On October 20, 1999, Star Multi Care Services of Florida, Inc. d/b/a
American Healthcare Services ("American Healthcare"), a wholly owned subsidiary of Star Multi Care Services, Inc., filed in Florida Circuit Court, Broward
County, an Assignment for the Benefit of Creditors. Pursuant to this filing, all assets of American Healthcare have been assigned to an assignee previously selected by the Company. The assignee shall pay and discharge in full, to the extent that funds are available from American Healthcare after payment of administrative expenses, costs and disbursements, all debts and liabilities now due from American Healthcare. Should funds from American Healthcare not be sufficient to pay such debts and liabilities in full, the Assignee shall pay such debts and liabilities on a pro rata basis and in proportion to their priority as set forth in the applicable Florida Statute.

Note 5:  Reverse Stock Split

         The Board of Directors approved a 1 for 3 reverse split of the Company's common stock effective December 13, 1999. The Board authorized an amendment to the Certificate of Incorporation whereby the common stock of Company would be split in a ratio of one for three and in addition, the total authorized number of common stock shares was reduced from 10 million to 5 million. The par value of the common remained unchanged at $.001 per share. The amendment to the Certificate of Incorporation was ratified and approved by the shareholders of the Company at the 1999 Annual Meeting of Shareholders held on December 1, 1999. For all periods presented the per share amounts have been restated to reflect the 1 for 3 reverse split.

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

         In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget
Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visit services. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies were reimbursed the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits were applied to the Company's Medicare operations in Florida for the cost reporting period beginning January 1, 1998. The new methodology significantly reduced the reimbursement for the Company's Medicare operations. Although the Company designed and implemented a restructuring plan for its Medicare operations, based on a variety of factors including continued decline in Medicare revenues, low operating margins, and the potential of a future 15% reimbursement reduction in 2000, the Company elected to discontinue Medicare operations in Florida on February 26, 1999. This combined with the decrease in subcontract service revenues associated with services provided to Medicare-certified agencies in New
York and New Jersey, resulted in a significant decrease in both direct and subcontract Medicare reimbursed revenue. (See Management's Discussion and Analysis of Financial Condition and Results of Operations Discontinued
Operations).


Results of Operations.

         Quarter ended November 30, 1999 compared to quarter ended November 30,
1998.

         Net revenues for the quarter ended November 30, 1999 decreased
$2,173,653 or 18% to $9,865,995 from $12,039,648 for the quarter ended November
30, 1998. The decrease in net revenue for the quarter ended November 30, 1999 from the quarter ended November 30, 1998 is primarily attributable to a reduction in authorization of service hours related to the New Jersey Medicaid
Program, the reduction of visit authorizations on Medicare subcontract services provided in New York and New Jersey, resulting from general reductions in the Medicare Program, and from the termination of underperforming contracts in the Company's Florida licensed operations.

         Gross profit margin increased to 31.4% for the quarter ended November
30, 1999 from 30.6% for the quarter ended November 30, 1998. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and small contract rate increases.

         Selling, general and administrative costs decreased $943,818 (28.5%) to $2,363,102 for the quarter ended November 30, 1999, down from $3,306,920 for the quarter ended November 30, 1998. The decrease in selling, general and administrative expenses is primarily attributable to the results of the Company's restructuring efforts during the past year.

         Income from operations increased to $351,257 for the quarter ended
November 30, 1999 from a loss of $(228,664) for the quarter ended November 30, 1998, an increase of $579,921. The increase in income from operations for the quarter ended November 30, 1999 from the quarter ended November 30, 1998, is attributable to significant decreases in selling, general and administrative expenses.

         Net income for the quarter ended November 30, 1999 increased to $53,336 from a loss of $(101,336) for the quarter ended November 30, 1998, an increase of $154,672. The increase in net income for the quarter is attributable to the restructuring efforts of the past year as well as an increase in the gross profit margin, offset by losses from discontinued operations.

         Six months ended November 30, 1999 compared to six months ended
November 30, 1998.

         Net revenues for the six months ended November 30, 1999 decreased
$4,720,739 or 18.9% to $20,278,494 from $24,999,233 for the six months ended
November 30, 1998. This decrease is primarily attributable to a reduction in authorization of service hours related to the New Jersey Medicaid Program, the reduction of visit authorizations on Medicare subcontract services provided in New York and New Jersey, resulting from general reductions in the Medicare
Program and from the termination of underperforming contracts in the Company's
Florida licensed operations.

         Gross profit margin increased to 31.4% for the six months ended
November 30, 1999 from 30.4% for the six months ended November 30, 1998. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and some small contract rate increases.

         Selling, general and administrative costs decreased $1,364,872 (21.7%)
to $4,934,860 for the six months ended November 30, 1999, down from $6,299,732 for the six months ended November 30, 1998. Selling, general and administrative costs decreased as a percentage of revenue from 25.2% for the same period last year to 24.3% for the six months ended November 30, 1999. The decrease in selling, general and administrative expenses is primarily attributable to the results of the Company's restructuring efforts undertaken during the past year.

         During this period, the Company consolidated branches and eliminated various positions resulting from the integration of the Company's new computer technology.


Financial Condition, Liquidity and Capital Resources

         As of November 30, 1999 cash and cash equivalents were $1,086,070 as compared with $1,431,617 at May 31, 1999. The net decrease of $345,547 resulted primarily from the repayment of long term debt.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at November 30, 1999 and May 31, 1999.

         The Company currently has available a line of credit with a bank which allows for borrowings of up to $10,000,000 (the "Credit Facility"). Pursuant to the Credit Facility, the amount the Company may borrow is limited to 70% of eligible accounts receivables that are aged less than 180 days at LIBOR +4% and the remaining eligible receivables at LIBOR +7%. The Credit Facility provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of November 30, 1999, the outstanding loan balance is $5,517,673. The Credit Facility matures on November 9, 2000. The
Company is not in violation of any of the covenants of the Facility as of November 30, 1999.

         The Company intends to meet its long-term liquidity needs through available cash, cash flow and the new Credit Facility. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional funding will be available to the Company on satisfactory terms. Additionally, there can be no assurance that the Credit Facility can be extended beyond its expiration date and/or can be replaced with another lender under favorable terms.

          Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

Subsequent Events

         The Board of Directors approved a 1 for 3 reverse split of the Company's common stock effective December 13, 1999. The Board authorized an amendment to the Certificate of Incorporation whereby the common stock of Company would be split in a ratio of one for three and in addition, the total authorized number of common stock shares was reduced from 10 million to 5 million. The par value of the common remained unchanged at $.001 per share. The amendment to the Certificate of Incorporation was ratified and approved by the shareholders of the Company at the 1999 Annual Meeting of Shareholders held on December 1, 1999. For all periods presented the per share amounts have been restated to reflect the 1 for 3 reverse split.

Year 2000 Compliance

         All of the Company's computer systems operated following January 1, 2000 without any disruption as a result of the Year 2000. It in not anticipated that there will be any future disruption due to Year 2000.

Forward Looking Statements

         Certain statements in this report on Form 10-Q constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current IPS and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations;
retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry. This discussion should be read in conjunction with: (i) the attached consolidated financial statements and notes thereto, (ii) with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1999, and (iii) with the section entitled Forward Looking Statements appearing in the Company's
Form 10-K which is hereby incorporated by reference.


                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 20, 1999, Star Multi Care Services of Florida, Inc. d/b/a
American Healthcare Services ("American Healthcare"), a wholly owned subsidiary of Star Multi Care Services, Inc., filed in Florida Circuit Court, Broward
County, an Assignment for the Benefit of Creditors. Pursuant to this filing, all assets of American Healthcare have been assigned to an assignee previously selected by the Company. The assignee shall pay and discharge in full, to the extent that funds are available from American Healthcare after payment of administrative expenses, costs and disbursements, all debts and liabilities now due from American Healthcare. Should funds from American Healthcare not be sufficient to pay such debts and liabilities in full, the Assignee shall pay such debts and liabilities on a pro rata basis and in proportion to their priority as set forth in the applicable Florida Statute. The Company anticipates that following completion of the Assignee's role of discharging American
Healthcare's debts, American Healthcare will be dissolved pursuant to Florida law. Upon dissolution, the balance sheet of American Healthcare will no longer be consolidated into the financial statements of the Company and should have a favorable effect upon the consolidated balance sheet of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits:

         10.1 WAIVER AND AMENDMENT dated as of September 13, 1999 to the
         Receivables Purchase and Transfer Agreement, dated November 9, 1998, by and among Star Multi Care Services, Inc., each of the parties named on
         Schedule I thereto (each, including he Primary Servicer, a "Provider" and, collectively, the "Providers") and SMCS Care, LLC, and to the Loan and Security Agreement, dated as of November 9, 1998 between the SMCS
         Care, LLC and Daiwa Healthco-3 LLC

         27.  Financial Data Schedule

2.       Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    STAR MULTI CARE SERVICES, INC.


January 14 , 2000                   By: s/Stephen Sternbach
-----------------                      ------------------------
      Date                             Chairman of the Board, President and
                                       Chief Executive Officer

                                Index of Exhibits

         10.1 WAIVER AND AMENDMENT dated as of September 13, 1999 to the
         Receivables Purchase and Transfer Agreement, dated November 9, 1998, by and among Star Multi Care Services, Inc., each of the parties named on
         Schedule I thereto (each, including he Primary Servicer, a "Provider" and, collectively, the "Providers") and SMCS Care, LLC, and to the Loan and Security Agreement, dated as of November 9, 1998 between the SMCS
         Care, LLC and Daiwa Healthco-3 LLC

         27.  Financial Data Schedule

Exhibit 10.1


     WAIVER AND AMENDMENT TO RECEIVABLES PURCHASE AND TRANSFER AGREEMENT AND
                          LOAN AND SECURITY AGREEMENT

                  WAIVER AND AMENDMENT dated as of September 13, 1999 (the
"Amendment"), to the Receivables Purchase and Transfer Agreement, dated November
9, 1998, (as amended, modified or supplemented from time to time in accordance with its terms, the a"RPTA"), by and among Star Multi Care Services, Inc., a New
York corporation (the "Primary Servicer"), each of the parties named on Schedule
I thereto (each, including he Primary Servicer, a "Provider" and, collectively, the "Providers") and SMCS Care, LLC, a New York limited liability company (the
"Purchaser"), and to the Loan and Security Agreement, dated as of November 9, 1998 (as amended, modified or supplemented from time to time in accordance with its terms, the "LSA") between the Purchaser as borrower (the "Borrower"), and Daiwa Healthco-3 LLC (the "Lender"),

                  WHEREAS, the parties hereto have agreed to amend certain provisions of the LSA and RPTA,

                  WHEREAS, the parties hereto have agreed to waive certain provisions of the LSA and RPTA,

                  NOW, THEREFORE, for good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

                  1. Defined Terms. Unless otherwise specifically defined herein, all capitalized terms used herein shall have the respective meanings ascribed to such terms in the RPTA and the LSA.

                  2. Amendment to RPTA. Subject to the conditions as to effectiveness set forth in Paragraph 6 of this Amendment, the RPTA is hereby amended as follows:

                           (A) For the fiscal quarter ended August 31, 1999 and
thereafter, in Exhibit I of the RPTA, the definition of "Tangible Net Worth" means, with respect to any Person at any time, the sum of (i) such Person's capital stock, capital in excess of par or stated value of shares of its capital stock, retained earnings and any other account which, in accordance with GAAP, constitutes stockholders' equity, less (ii) treasury stock, minus (iii) the book value of all assets classified as intangible under GAAP, including, without limitation, goodwill, deferred taxes, deferred financing costs, trademarks, trade names, patents, copyrights and licenses, plus $2,650,000.

                           (B)  In Exhibit V of the RPTA, the following sections
shall be amended to read:

                                    (x)    Consolidated Tangible Net Worth. The
Providers permit the Consolidated Tangible Net Worth, calculated at the end of each fiscal quarter of the Providers, to be: (i) less than $2,500,000 for each of the quarters through May 31, 1999, (ii) less than $1,810,000 for the quarter ended August 31, 1999, (iii) less than $1,977,000 for the quarter ended November
30, 1999, (iv) less than $2,129,000 for the quarter ended February 29, 2000, (v) less than $2,321,000 for the quarter ended May 31, 2000, and (vi) less than $2,511,000 for the quarter ended August 31, 2000.

                                    (y)    Consolidated Interest Coverage Ratio.
The Providers permit the Consolidated Interest Coverage Ratio, calculated as of the end of each fiscal quarter of the Providers for the period of August 30, 1998 to November 30, 1998, the period of August 30, 1998 to February 28, 1999, the period of August 30, 1998 to May 31, 1999 to be less than 2.50:1.00, and for each fiscal quarter thereafter, to be less than 1.80:1.00.

                                    (aa)    Consolidated Debt Service Coverage
Ratio. The Providers permit the Consolidated Debt Service Coverage Ratio, calculated as of the end of each fiscal quarter of the Providers, for the period of August 30, 1998 to November 30, 1998, the period of August 30, 1998 to
February 28, 1999, the period of August 30, 1998 to May 31, 1999 to be less than
1.75:1.00 and for each fiscal quarter thereafter, to be less than 1.50:1.00

                                    (dd)    EBITDA.  The Providers permit
EBITDA, calculated as of the fiscal quarter ended August 31, 1999 be less than $475,000, for the fiscal quarter ended November 30, 1999 to be less than $480,000, for the fiscal quarter ended February 29, 2000 to be less than $460,000, and for each fiscal quarter ending May 31, 2000 and ending August 31, 2000 to be less than $515,000.

                                    (ee)    Financial Statements.  The financial
statements as attached hereto as Attachment I, shall be substantially identical to those financial statements in the Primary Servicer's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 1999.

                  3. Amendment LSA. Effective on the date hereof, the LSA is hereby amended as follows:

                     (A) Section 1.05 is hereby amended to read:
                                Section. 1.05  Interest and Non-Utilization Fee.
(a) Interest. The Borrower shall pay interest on the Revolving Loan on (i) each Interest Payment Date and (ii) the Maturity Date (whether by acceleration or otherwise), in each case, at an interest rate per annum equal to (x) with respect to that portion of the Revolving Loan equal to the Basic Borrowing
Amount, the LIBO Rate in effect for applicable Interest Period plus 4% and (y) with respect to that portion of the Revolving Loan that exceeds the Basic
Borrowing Amount (each such portion, an "Overadvance"and the aggregate principal balance of all such Overadvances from time to time, the "Overadvance Loan"), the LIBO Rate in effect for the applicable Interest Period plus 7%; provided, however, that if the Borrower fails to comply with the provisions of clause (r) of Exhibit IV, each of the foregoing interest rates shall increase by 2%. Once any portion of the Revolving Loan exceeds the Basic Borrowing Amount and becomes an Overadvance, such portion shall for all purposes hereof be considered an Overadvance notwithstanding any event which would result in the outstanding principal amount of the Revolving Loan to be less than the Basic Borrowing
Amount.

                                            (b)      Default Interest.
                                                     Notwithstanding anything to
                                                     the contrary contained
                                                     herein, while any Event of
                                                     Default is continuing,
                                                     interest on the Revolving
                                                     Loan shall be payable on
                                                     demand at a rate per annum
                                                     equal to four percentage
                                                     points (4.00%) in excess of
                                                     the rate then otherwise
                                                     applicable to the Revolving
                                                     Loan.

                                            (c)      Non-Utilization Fee. The
                                                     Borrower shall pay to the
                                                     Lender on the first Funding
                                                     Date of each month a fee
                                                     equal to 0.375% per annum
                                                     on the average amount,
                                                     calculated on a daily
                                                     basis, by which the
                                                     Revolving Commitment
                                                     exceeded the Revolving Loan
                                                     during the prior Month.

                  4. Waivers under LSA.

                     (A) The Lender hereby waives any existing Default or Event of Default that arose solely as a result of a breach under clause (d) of
Exhibit V of the LSA referring to an Event of Termination under the RPTA specified in Paragraph 5 of this Amendment.

                     (B) The Lender hereby waives its rights under the provisions of Section 3.02(a) and (b) of the LSA solely for the Borrower's failure to comply with the provisions of clause (d) of Exhibit V of the LSA for the periods specified in Paragraph 5 of this Amendment.

                     (C) Except for the specific waivers set above, nothing herein shall be deemed to be a waiver of any covenant or agreement contained in the LSA.

                  5. Waivers under RPTA.

                     (A) The Purchaser hereby waives any existing Event of Termination that arose solely as a result of the Providers' failure to comply with the provisions of: clause (x), (y), (aa) and (bb) of Exhibit V of the RPTA with respect to the fiscal quarter ended May 31, 1999.

                     (B) The Purchaser hereby waives its rights under the provisions of Section 3.02(a) and (b) of the RPTA solely for the Providers' failure to comply with the provisions of clauses (x), (y), (aa) and (bb) of
Exhibit V of the RPTA for the period specified in Paragraph 5(A) above.

                     (C) Except for the specific waivers set forth above, nothing herein shall be deemed to be a waiver of any covenant or agreement contained in the RPTA.

                  6. Conditions Precedent. Notwithstanding any term or provision of this Amendment to the contrary, Paragraphs 2, 3, 4 and 5 hereof shall not become effective until the Lender and the Purchaser shall have received counterparts of this Amendment, duly executed and delivered on behalf of the Primary Servicer, the Providers, the Purchaser, the Borrower and the Lender.

                  7. Continued Effectiveness. Nothing herein shall be deemed a waiver of any covenant (except as contained in Paragraphs 4 and 5 herein), or agreement contained in, or any Default or Event of Default under the LSA, or any Event of Termination under the RPTA and each of the parties hereto agrees that, as amended by this Agreement, all of the covenants and agreements and other provisions contained in the RPTA, LSA and the other Documents shall remain in full force and effect from and after the date of this Amendment.

                  8. Counterparts. This Amendment may be executed in two or more counterparts, each of which shall be an original, and all of which, taken together, shall constitute a single instrument. Delivery of an executed counterpart of a signature page to this Amendment by facsimile shall be effective as delivery of a manually executed counterpart of this Amendment.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.

BORROWER AND PURCHASER:            SMCS CARE, LLC


                                   By:
                                      ------------------------------------------
                                      Name:
                                      Title:


LENDER:                            DAIWA HEALTHCO-3 LLC


                                   By:
                                      ------------------------------------------
                                      Name:
                                      Title:


PROVIDERS:                         STAR MULTI CARE SERVICES, INC.


                                   By:
                                      ------------------------------------------
                                      Name:
                                      Title:


                                   STAR MULTI CARE SERVICES OF FLORIDA, INC.


                                   By:
                                      ------------------------------------------
                                      Name:
                                      Title:

                                   AMSERV HEALTHCARE OF OHIO, INC.


                                   By:
                                      ------------------------------------------
                                      Name:
                                      Title:

                                   AMSERV HEALTHCARE OF NEW JERSEY, INC.


                                   By:
                                      ------------------------------------------
                                      Name:
                                      Title:


                                   EFCC ACQUISITION CORP.


                                   By:
                                      ------------------------------------------
                                      Name:
                                      Title:


ATTACHMENT I

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                                           May 31,
                                                                            ------------------------------------
         ASSETS  (Note 7)                                                        1999                  1998
         ------                                                             --------------        --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                $    1,734,421        $    1,867,286
   Accounts receivable, net of allowance for doubtful
     accounts of $2,640,000 and $1,872,000 at May 31,
     1999 and 1998, respectively (Notes 7 and 14)                                9,767,549            10,108,879
   Prepaid expenses and other current assets (Note 3)                              349,053               382,899
   Income taxes receivable                                                              -              1,225,946
   Deferred income taxes (Note 8)                                                1,399,000             1,537,000
                                                                            --------------        --------------
       Total current assets                                                     13,250,023            15,122,010

PROPERTY AND EQUIPMENT, net (Note 4)                                             1,732,455             1,999,924
NOTES RECEIVABLE FROM OFFICER (Note 12)                                             48,910                86,260
INTANGIBLE ASSETS, net (Note 5)                                                 11,252,311            11,857,698
DEFERRED INCOME TAXES (Note 8)                                                   1,735,000               619,000
OTHER ASSETS                                                                       152,849               185,715
                                                                            --------------        --------------

                                                                            $   28,171,548        $   29,870,607
                                                                            ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit line (Note 7)                                           $    6,225,484        $    6,207,852
   Accrued payroll and related expenses                                          3,074,708             3,214,207
   Accounts payable                                                                841,962             1,018,322
   Accrued expenses (Note 6)                                                       671,153             2,789,142
   Due to Medicare (Note 9)                                                      2,593,324             1,017,287
   Current maturities of long-term debt                                                 -                125,000
                                                                            --------------        --------------
       Total current liabilities                                                13,406,631            14,371,810
                                                                            --------------        --------------

LONG-TERM LIABILITIES:
   Other long-term liabilities (Notes 6 and 15)                                  1,375,932             1,065,770
                                                                            --------------        --------------

COMMITMENTS AND CONTINGENCY (Notes 15 and 16)

SHAREHOLDERS' EQUITY:  (Notes 2, 10, 11, 12 and 15)
   Convertible preferred stock - aggregate liquidation value
     $575,000; $1.00 par value, 5,000,000 shares authorized;
     575 and 0 shares issued, respectively                                             575                    -
   Common stock, $.001 par value, 10,000,000 shares authorized;
     5,394,863 and 5,362,780 shares issued, respectively                             5,395                 5,363
   Additional paid-in capital                                                   21,463,285            20,951,899
   Subscription receivable                                                        (397,782)             (397,782)
   Deficit                                                                      (7,403,566)           (5,847,531)
   Treasury stock, 137,500 common shares
     at May 31, 1999 and 1998                                                     (278,922)             (278,922)
                                                                            --------------        --------------
       Total shareholders' equity                                               13,388,985            14,433,027
                                                                            --------------        --------------

                                                                            $   28,171,548        $   29,870,607
                                                                            ==============        ==============

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended
                                                                                  May 31,
                                                        --------------------------------------------------------
                                                              1999                 1998                1997
                                                        ---------------       ---------------     --------------

REVENUES, net (Note 14)                                 $    47,108,677       $    49,335,530     $   41,857,126
                                                        ---------------       ---------------     --------------

OPERATING EXPENSES (Notes 12, 15 and 17)
   Costs of revenues                                         32,718,139            34,341,973         28,245,533
   Selling, general and administrative                       12,610,794            13,494,731          9,346,385
   Depreciation and amortization                              1,106,952               910,659            624,248
   Provision for doubtful accounts                            1,580,224             1,561,874            479,640
   Regulatory costs and related expenses (Note 6)                    -              2,030,511                 -
   Impairment of intangible assets                              186,946                    -                  -
   Restructuring and termination expenses                       222,615               362,718                 -
                                                        ---------------       ---------------     --------------
                                                             48,425,670            52,702,466         38,695,806
                                                        ---------------       ---------------     --------------

OPERATING (LOSS) INCOME                                      (1,316,993)           (3,366,936)         3,161,320
INTEREST EXPENSE, net                                          (652,714)             (438,140)          (140,477)
MERGER TRANSACTION COSTS                                             -                     -          (2,808,224)
                                                        ---------------       ---------------     --------------

(LOSS) INCOME BEFORE PROVISION
   FOR INCOME TAXES                                          (1,969,707)           (3,805,076)           212,619
(BENEFIT) PROVISION FOR
   INCOME TAXES (Note 8)                                       (647,000)           (1,183,000)            87,000
                                                        ---------------       ---------------     --------------

(LOSS) INCOME FROM CONTINUING
   OPERATIONS                                                (1,322,707)           (2,622,076)           125,619
                                                        ---------------       ---------------     --------------

DISCONTINUED OPERATIONS:  (Note 18)
   Loss from discontinued operations, net of
     tax benefit of $65,000, $690,000 and $0
     for 1999, 1998 and 1997, respectively                     (145,008)           (1,537,160)                -
   Loss on disposal, net of tax benefit
     of $40,000 for 1999                                        (88,320)                   -                  -
                                                        ---------------       ---------------     --------------

LOSS FROM DISCONTINUED OPERATIONS                              (233,328)           (1,537,160)                -
                                                        ---------------       ---------------     --------------

NET (LOSS) INCOME                                       $    (1,556,035)      $    (4,159,236)    $      125,619
                                                        ===============       ===============     ==============

BASIC (LOSS) INCOME PER COMMON SHARE:
   Continuing operations                                        $ (.25)               $ (.53)              $ .03
   Discontinued operations                                        (.03)                 (.31)                 -
   Loss on disposal                                               (.02)                    -                  -
                                                                ------                -------              -----
       Net (loss) income                                        $ (.30)               $ (.84)              $ .03
                                                                ======                ======               =====

DILUTED (LOSS) INCOME PER COMMON SHARE:
   Continuing operations                                        $ (.25)               $ (.53)              $ .03
   Discontinued operations                                        (.03)                 (.31)                 -
   Loss on disposal                                               (.02)                    -                  -
                                                                ------                -------              -----
       Net (loss) income                                        $ (.30)               $ (.84)              $ .03
                                                                ======                ======               =====

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
   Basic                                                      5,246,684             4,972,207          3,969,910
                                                              =========             =========          =========
   Diluted                                                    5,246,684             4,972,207          4,206,861
                                                              =========             =========          =========