Form 10-Q
period 2000-02-29
STAR MULTI CARE SERVICES INC
filed 2000-04-14
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED February 29, 2000

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
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.  )


            33 Walt Whitman Road, Huntington Station, New York 11746
            ---------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (631) 423-6689
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                    Yes X    No
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 6, 2000:


                 Class                               Number of Shares
                 -----                               ----------------
      Common Stock, $0.001 par value                    1,726,035

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page

Part I - Financial Information

Item 1

  Consolidated Balance Sheets as of February 29, 2000 and May 31, 1999......   3

  Consolidated Statements of Operations for the three months and
  nine months ended February 29, 2000 and February 28, 1999.................   4

  Consolidated Statements of Cash Flows
  for the nine months ended February 29, 2000 and February 28, 1999.........   5

  Notes to Consolidated Financial Statements................................ 6-7

  Item 2

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................................7-10


  Part II - Other Information

  Item 1.  Legal Proceedings................................................  11

  Item 4.  Submission of Matters to a Vote of Security Holders.............11-12

  Item 6

  Exhibits and Reports on Form 8-K .........................................  12

  Signatures................................................................  13

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                 February 29,       May 31,
                                                                     2000            1999
                                                                 ------------    ------------
ASSETS:                                                           Unaudited         Audited
Current Assets:
  Cash and cash equivalents                                      $    797,845    $  1,734,421
  Accounts receivable, less allowance for doubtful accounts of
    $1,882,000 and $2,640,000 at February 29, 2000 and May 31,
    1999, respectively                                              8,539,933       9,767,549
  Prepaid expenses and other current assets                           489,895         349,053
  Deferred income taxes                                             1,362,332       1,399,000
                                                                 ------------    ------------
Total current assets                                               11,190,005      13,250,023
Property and equipment, net of accumulated depreciation and
  amortization of $2,118,000 and $1,844,000 at February 29,
  2000 and May 31, 1999 respectively                                1,530,505       1,732,455
Notes receivable from officer                                          42,410          48,910
Intangible assets, net of accumulated amortization                 10,874,944      11,252,311
Deferred income taxes                                               1,556,991       1,735,000
Other assets                                                          194,928         152,849
                                                                 ------------    ------------

                                                                 $ 25,389,783    $ 28,171,548
                                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Revolving credit line                                          $  5,005,305              --
  Accrued payroll and related expenses                              2,398,763       3,074,708
  Accounts payable                                                    607,593         841,962
  Accrued expenses                                                    426,062         671,153
  Due to Medicare                                                   2,593,324       2,593,324
                                                                 ------------    ------------
Total current liabilities                                          11,031,047       7,181,147
                                                                 ------------    ------------

Long-Term Liabilities:
  Revolving credit line                                                    --       6,225,484
  Other long-term liabilities                                         944,202       1,375,932
                                                                 ------------    ------------
Total long-term liabilities                                           944,202       7,601,416
                                                                 ------------    ------------

Shareholders' equity:
  Preferred stock, $1.00 par value per share, 5,000,000
    shares authorized; 575 and 575 Series A 8% shares issued,
    respectively                                                          575             575
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized; 1,800,366 and 1,798,288 shares issued,
    respectively                                                        1,801           1,798
  Additional paid-in capital                                       21,473,755      21,466,882
  Subscription receivable                                            (397,782)       (397,782)
  Deficit                                                          (7,273,124)     (7,403,566)
  Treasury stock 79,100 and 45,833 common
    shares at February 29, 2000 and May 31, 1999 respectively        (390,691)       (278,922)
                                                                 ------------    ------------
  Total shareholders' equity                                       13,414,534      13,388,985
                                                                 ------------    ------------

                                                                 $ 25,389,783    $ 28,171,548
                                                                 ============    ============

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                                             Three Months Ended                 Nine Months Ended
                                                   ----------------------------------- -----------------------------------
                                                   February 29,2000  February 28, 1999 February 29,2000  February 28, 1999
                                                   ----------------  ----------------- ----------------  -----------------
Net revenues                                         $  9,463,568      $ 11,507,974      $ 29,742,062      $ 36,829,237

Operating costs and expenses:
    Costs of revenue                                    6,468,844         7,988,970        20,384,498        25,476,743
    Selling, general and administrative                 2,514,393         3,177,528         7,504,618         8,948,518
    Depreciation and amortization                         172,326           287,301           655,368           811,898
    Provision for doubtful accounts                        91,471           157,469           394,169           542,392
    Restructuring and termination expense                    --              36,481              --             177,616
                                                     ------------      ------------      ------------      ------------

                                                        9,247,034        11,647,749        28,938,653        35,957,167
                                                     ------------      ------------      ------------      ------------

Income (loss) from operations                             216,534          (139,775)          803,409           872,070

Interest expense, net                                    (184,144)         (166,640)         (479,813)         (507,595)
                                                     ------------      ------------      ------------      ------------

Income (loss) before income taxes                          32,390          (306,415)          323,596           364,475
(Provision) benefit for income taxes                      (11,984)          202,331          (119,731)         (112,988)
                                                     ------------      ------------      ------------      ------------

Income (loss) from continuing operations                   20,406          (104,084)          203,865           251,487
                                                     ------------      ------------      ------------      ------------

Discontinued operations:
  Loss from discontinued operations, net of
    applicable income tax benefit                            --            (447,373)          (38,923)         (771,823)
                                                     ------------      ------------      ------------      ------------

Net income (loss)                                          20,406          (551,457)          164,942          (520,336)

Dividend to preferred shareholders                        (11,500)             --             (34,500)             --
                                                     ------------      ------------      ------------      ------------

Net income (loss) available to common shareholders   $      8,908      $   (551,457)     $    130,442      $   (520,336)
                                                     ============      ============      ============      ============

Basic income (loss) per common share:

    Continuing operations                            $       0.01      $      (0.06)     $       0.10      $       0.14
    Discontinued operations                                  --               (0.26)            (0.02)            (0.44)
                                                     ------------      ------------      ------------      ------------
    Net income (loss)                                $       0.01      $      (0.32)     $       0.08      $      (0.30)
                                                     ============      ============      ============      ============

Diluted income (loss) per common share:

    Continuing operations                            $       0.00      $      (0.06)     $       0.09      $       0.14
    Discontinued operations                                  --               (0.26)            (0.02)            (0.44)
                                                     ------------      ------------      ------------      ------------
    Net income (loss)                                $       0.00      $      (0.32)     $       0.07      $      (0.30)
                                                     ============      ============      ============      ============

Weighted average number of common shares:

Basic                                                   1,721,268         1,748,839         1,738,568         1,747,827
                                                     ============      ============      ============      ============
Diluted                                                 1,823,979         1,748,839         1,782,444         1,747,827
                                                     ============      ============      ============      ============


          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                                                     Nine Months Ended
                                                            -------------------------------------
                                                            February 29, 2000   February 28, 1999
                                                            -----------------   -----------------
Cash flow from operating activities:
  Net income (loss)                                           $   164,942         $  (520,336)
                                                              -----------         -----------
  Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
     Provision for doubtful accounts                              394,169             542,392
     Depreciation and amortization                                655,368             808,346
     Deferred income taxes                                        214,678            (540,568)
     Changes in operating assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable                                          828,854          (1,690,992)
     Prepaid expenses and other current assets                   (140,842)            (47,135)
     Income taxes receivable                                         --             1,225,946
     Other assets                                                 (42,079)            (22,412)
  Increase (decrease) in liabilities:
     Regulatory costs and related expenses                           --              (575,000)
     Accrued payroll and related expenses                        (675,945)           (663,145)
     Accounts payable and other accrued expenses                 (502,460)            203,660
     Deferred revenue                                                --             1,576,037
                                                              -----------         -----------
          Total adjustments                                       731,743             817,129
                                                              -----------         -----------
          Net cash provided by operating activities               896,685             296,793
                                                              -----------         -----------
  Cash flows from investing activities:
          Purchase of property and equipment                      (72,050)           (222,793)
          Repayment of note receivable from officer                 6,500               9,350
          Purchase of intangibles                                  (4,033)           (272,345)
                                                              -----------         -----------
          Net cash used in investing activities                   (69,583)           (485,788)
                                                              -----------         -----------

  Cash flows from financing activities:
          (Payments) proceeds from revolving credit
             line (Daiwa)                                      (1,220,179)          6,643,793
          Repayment of revolving credit line (Chase)                 --            (6,207,852)
          Repayment of long-term debt                            (431,730)           (398,132)
          Purchase of treasury stock                             (111,769)               --
          Proceeds from issuance of common stock                     --                39,011
                                                              -----------         -----------
          Net cash (used in) provided by financing
            activities                                         (1,763,678)             76,820
                                                              -----------         -----------
  Net decrease in cash and cash equivalent                       (936,576)           (112,175)
  Cash and cash equivalents at beginning of period              1,734,421           1,867,286
                                                              -----------         -----------
  Cash and cash equivalents at end of period                  $   797,845         $ 1,755,111
                                                              ===========         ===========

  Supplemental disclosures:
          Income taxes paid                                   $      --           $    28,749
                                                              ===========         ===========
          Interest paid                                       $   578,727         $   466,758
                                                              ===========         ===========

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of February 29, 2000, results of its operations for the three and nine month periods ended February 29, 2000 and February 28, 1999 and cash flows for the nine month periods ended February 29, 2000 and February 28, 1999.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

      The results of operations for the three and nine month periods ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

      Note 1:  Net Income Per Common Share

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

      Note 3: Discontinued Operations

      In February 1999 the Company formally adopted a plan to liquidate its Medicare, both the indemnity and HMO, business being provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc. d/b/a American Healthcare Services.

      The Company ceased operations effective July 1, 1999. The consolidated statements of operations for the three and nine months periods ended February 29, 2000 and February 28, 1999, respectively, excludes revenue and expense for its Medicare business on captions applicable to continuing operations. Losses for the discontinued operations were $0 and $38,923, respectively for the three and nine months ended February 29, 2000, and $447,373 and $771,823 respectively for the three and nine months ended February 28, 1999.

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

      Note 4:  Reverse Stock Split

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis provides information, which the Company's management believes, is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 1999.

      The Company is subject to significant external factors, which could significantly impact its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors, which are beyond the control of the Company. These factors, as well as, future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

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

Results of Operations.

      Quarter ended February 29, 2000 compared to quarter ended February 28,
1999.

      Net revenues for the quarter ended February 29, 2000 decreased $2,044,406 or 17.8% to $9,463,568 from $11,507,974 for the quarter ended February 28, 1999. The decrease in net revenue for the quarter ended February 29, 2000 from the quarter ended February 28, 1999 is primarily attributable to a reduction in authorization of service hours related to the New Jersey Medicaid Program, the reduction of visit authorizations on Medicare subcontract services provided in New York and New Jersey, resulting from general reductions in the Medicare Program, and from the termination of under performing contracts in the Company's Florida licensed operations.

      Gross profit margin increased to 31.6% for the quarter ended February 29, 2000 from 30.6% for the quarter ended February 28, 1999. The increase in the gross profit margin is primarily attributable to lower costs in payroll and payroll related benefits.

      Selling, general and administrative costs decreased $663,135 (20.9%) to $2,514,393 for the quarter ended February 29, 2000, down from $3,177,528 for the quarter ended February 28, 1999. Selling, general and administrative costs decreased as a percentage of revenue from 27.6% for the same quarter last year to 26.6% for the quarter ended February 29, 2000. The decrease in selling, general, and administrative expenses is primarily attributable to the results of the Company's restructuring efforts during the past year.

      Income from operations increased to $216,534 for the quarter ended February 29, 2000 from a loss of $139,775 for the quarter ended February 28, 1999, an increase of $356,309. The increase in income from operations for the quarter ended February 29, 2000 from the quarter ended February 28, 1999, is attributable to significant decreases in selling, general and administrative expenses.

      Net income for the quarter ended February 29, 2000 increased to $20,406 from a loss of $551,457 for the quarter ended February 28, 1999, an increase of $571,863. The increase in net income for the quarter is attributable to the restructuring efforts of the past year as well as an increase in the gross profit margin, as compared to losses from discontinued operations that affected the third quarter last year.

      Nine months ended February 29, 2000 compared to nine months ended February 28, 1999.

      Net revenues for the nine months ended February 29, 2000 decreased $7,087,175 or 19.2% to $29,742,062 from $36,829,237 for the nine months ended
February 28, 1999. This decrease is primarily attributable to a reduction in authorization of service hours related to the New Jersey Medicaid Program, the reduction of visit authorizations on Medicare subcontract services provided in New York and New Jersey, resulting from general reductions in the Medicare Program and from the termination of underperforming contracts in the Company's Florida licensed operations.

      Gross profit margin increased to 31.5% for the nine months ended February 29, 2000 from 30.8% for the nine months ended February 28, 1999. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and some small contract rate increases.

      Selling, general and administrative costs decreased $1,443,900 (16.1%) to $7,504,618 for the nine months ended February 29, 2000, down from $8,948,518 for the nine months ended February 28, 1999. The decrease in selling, general and administrative expenses is primarily attributable to the results of the Company's restructuring efforts undertaken during the past year.

      During this period, the Company consolidated branches and eliminated various positions resulting from the integration of the Company's new computer technology.

      Net income for the nine months ended February 29, 2000 increased to $164,942 from a loss of $520,336 for the nine months ended February 28, 1999, an increase of $685,278.

Financial Condition, Liquidity and Capital Resources

      As of February 29, 2000 cash and cash equivalents were $797,845 as compared with $1,734,421 at May 31, 1999. The net decrease of $936,576 resulted primarily from the repayment of long-term debt.

      The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at February 29, 2000 and May 31, 1999.

      The Company currently has available a line of credit with a bank which allows for borrowings of up to $10,000,000 (the "Credit Facility"). Pursuant to the Credit Facility, the amount the Company may borrow is limited to 70% of eligible accounts receivables that are aged less than 180 days at LIBOR +4% and the remaining eligible receivables at LIBOR +7%. The Credit Facility provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of February 29, 2000, the outstanding loan balance is $5,005,305. The Credit Facility matures on November 9, 2000. The Company is not in violation of any of the covenants of the Facility as of February 29, 2000.

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

Reverse Split

      The Board of Directors approved a 1 for 3 reverse split of the Company's common stock effective December 13, 1999. The Board authorized an amendment to the Certificate of Incorporation whereby the common stock of Company would be split in a ratio of one for three and in addition, the total authorized number of common stock shares was reduced from 10 million to 5 million shares. The par value of the common remained unchanged at $.001 per share. The amendment to the Certificate of Incorporation was ratified and approved by the shareholders of the Company at the 1999 Annual Meeting of Shareholders held on December 1, 1999. For all periods presented the per share amounts have been restated to reflect the 1 for 3 reverse split.

Pending Acquisition

      On March 29, 2000, the Company announced that it had entered into a definitive agreement to acquire the Pennsylvania operations of U.S. Home Care located in Philadelphia, Lancaster and Pittsburgh. It is anticipated that these operations will contribute approximately $4.5 million in additional revenue to the Company and will be immediately accretive to the Company's profits. It is expected that this transaction will be completed on or about May 1, 2000.

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

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

      In February 1998, Star was advised by its Regulatory Counsel that jurisdiction with respect to a previously disclosed audit (the "1997 Audit") of Star Multi Care Services of Florida, Inc. d/b/a American Health Care Services, Star's Medicare agency, by the Office of Audit Services of the Office of Inspector General of the United States Department of Health and Human Services, which had previously been forwarded to the Civil Division of the United States Attorney for the Southern District of Florida (the "US Attorney") by the Medicare intermediary assigned to administer Medicare payments in Florida, has been relinquished by the US Attorney to the Medicare intermediary for recovery of an administrative overpayment.

      Star was informed that the Medicare intermediary had assessed an administrative overpayment against Star in the amount of $1,248,747 based on the 1997 Audit. We have appealed the administrative overpayment determination by pursuing administrative and judicial remedies. Such appeal could result in elimination or reduction of the overpayment amount. Star's Regulatory Counsel has also advised that Star has claims against third parties (e.g., subcontractors and licensed home health agencies) for a portion of any liability of Star in connection with such administrative overpayment. Star had established a reserve, in the period ended February 28, 1998, for $1.25 million, in connection with the administrative overpayment. In preparation of its administrative appeal, Star's Regulatory Counsel has retained an expert to review the government's statistical methods used in assessing the overpayment against Star. The expert has advised Star's Regulatory Counsel that the statistical sampling procedures used by the government indicate significant errors and based upon these findings and in consultation with Regulatory Counsel, the management of Star has reversed the reserve of $1.25 million as of May 31, 1999.

      On February 29, 2000, Star announced that based upon the Company's appeal, the Administrative Law Judge has overturned the Medicare intermediary's assessment of an overpayment of $1,248,747 to Star's Medicare agency, and that it is not liable for any portion of this assessment. The reversal of this overpayment assessment was for the fiscal 1993 period. The Departmental Appeals Board can decide to review the Administrative Law Judge's decision on its own motion within sixty days of February 23, 2000. Regulatory counsel has advised the Company, however, that this would be highly unlikely. Although the Company had previously fully reserved for this overpayment liability, in consultation with Regulatory Counsel, the management of the Company had reversed the reserve of $1.25 million as of May 31, 1999.

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) On December 1, 1999, at 3:00 PM, the Company held its Annual Meeting of Shareholders at the Huntington Hilton Hotel.

      (b) All of the members of the Board of Directors stood for reelection.

      (c) The following items were voted upon at that Annual Shareholders
Meeting:

            (1) The election of a board of six directors to serve until the next annual meeting of shareholders and until their respective successors are elected and qualified;

                  Vote

                                          For         Withheld
                                          ---         --------

                  Stephen Sternbach       4,183,515    98,153
                  Gregory Turchan         4,184,087    97,581
                  Charles Berdan          4,184,100    97,568
                  John P. Innes II        4,180,122   101,546
                  Matthew Solof           4,182,122    99,546
                  Gary L. Weinberger      4,182,600    99,068


            (2) The ratification and approval of the appointment of Holtz Rubenstein & Co., LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 2000;

                  Vote

                        For         Against           Abstain
                        ----        --------          -------
                        4,073,488   175,415            32,764

            (3) The ratification and approval of the reverse stock split of the Company's common stock in a ratio of 1 for 3 and ratification and approval of an amendment to the Company's Certificate of Incorporation to effectuate this stock split and reduce the total authorized number of common stock shares from 10,000,000 to 5,000,000 shares.

            (4)

                  Vote

                        For         Against     Abstain           Not Voted
                        ----        --------    ------------      ---------
                        4,281,668   0           0                 0

Item 6.  Exhibits and Reports on Form 8-K.

a.    Exhibits:

      3.1 Amendment to the Certificate of Incorporation filed with the Secretary of State of New York State on December 27, 1999 filed herein.

      27.  Financial Data Schedule

b.    Reports on Form 8-K.

      None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              STAR MULTI CARE SERVICES, INC.


April 14, 2000                By:   s/Stephen Sternbach
--------------                   -----------------------------------------
Date                                  Chairman of the Board, President and
                                      Chief Executive Officer

April 14, 2000                By:   s/Virginia Wyan
--------------                   -----------------------------------------
Date                               Controller and Chief Accounting Officer

                              Index of Exhibits

3.1 Amendment to the Certificate of Incorporation filed with the Secretary of State of New York State on December 27, 1999 filed herein.

27.   Financial Data Schedule