Form 10-K
period 2000-05-31
STAR MULTI CARE SERVICES INC
filed 2000-09-14
CIK 874038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2000

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to
                                                         ---------    ---------

                         Commission File Number 1-10751

STAR MULTI CARE SERVICES, INC.

                       (Name of Registrant in its charter)

            New York                               11-1975534
--------------------------------               ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

33 Walt Whitman Road, Huntington Station, NY                  11746
---------------------------------------------             -----------
   (Address of principal executive office)                (Zip Code)

Issuer's telephone number, including area code:           (631) 423-6689
                                                          --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:


           Title of Each Class               Name of each exchange on which registered

Common Stock, par value $.001 per share      Nasdaq SmallCap Market System
---------------------------------------      ------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days. Yes  X     No
          ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On September 7, 2000 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates, (1,780,203 shares) was $2,447,779 (based upon the closing price of the Common Stock on such date on the Nasdaq SmallCap Market).

As of September 7, 2000, the Registrant had 1,916,347 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of the company are incorporated by reference into Part III hereof.

                                     PART I

Item 1. Description of Business

General Background and History

Star Multi Care Services, Inc. (the "Company") is in the business of providing professional and paraprofessional home health care personnel services to elderly, ill and physically challenged individuals in their homes, and to a lesser extent the Company provides health care facility staffing services for hospitals and skilled nursing facilities. The Company is licensed and / or certified in five states to provide a full array of health care personnel services, which include Registered Nurses, Licensed Practical Nurses, Home Health Aide, Nurse Aide, and Personal Care Aide services. In some states the Company is also licensed and / or certified to provide Physical Therapy, Speech Therapy, Occupational Therapy, Respiratory Therapy, and Medical Social Work services.

The Company was established in 1938 in Brooklyn, New York and was purchased by present management in 1986 at which time the primary focus of the organization was the provision of facility staffing and private duty nursing services. After the Company was acquired management successfully secured, in 1989, New York State Department of Health approval as a Licensed Home Care Services Agency. This expanded the Company's scope of services into the home care market. Management initiated an IPO in 1991 with the Company becoming publicly traded on the NASDAQ SmallCap Market, and in 1995 the Company began trading on the NASDAQ National Market. On November 11, 1999 the Company reverted to trading on the NASDAQ SmallCap Market. In addition, the Company has maintained accreditation by the Joint Commission on Accreditation of Health Care Organizations (JCAHO) since 1992 and was awarded in May 1999 Joint Commission Accreditation with Commendations, attesting to the Company's commitment to the delivery of high quality health care services.

The Company maintains 15 licensed offices within the five States it operates in, which include New York (4 offices), New Jersey (5 offices), Pennsylvania (4 offices), Ohio (1 office), and Florida (1 office). Additionally, Star also currently maintains as a provision of State licensing and contracting requirements Medicare Certified Home Health Agency operations in the states of Pennsylvania and Ohio. Star maintains full functionality for service provision across the Company 7 days a week 24 hours a day. Combined through these offices Star employs over 5,000 full-time and part-time employees and services over 7,500 clients annually. The Company also maintains corporate facilities in Florida for payroll / billing / collection data processing, with the principal executive offices of the Company being located in Huntington Station, New York.

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

In May of 1995, the Company acquired certain assets of Long Island Nursing Registry, Inc. ("LINR"), which again augmented its existing operations in Nassau County by both adding new contracts and expanding existing contract relationships. The acquisition of LINR expanded Company operations into the new markets of Suffolk and Onondaga (Syracuse Area) Counties for provision of contract Medicaid Personal Care Services, Medicaid Skilled Nursing Services and a variety contracts with facility based Certified Home Health Agencies, Long Term Home Health Care Programs, and Hospice Programs. However, the Company formally withdrew from the Syracuse market on May 1, 1999 by closing this office in conjunction with its consolidation and restructuring initiatives. The acquired assets of LINR included all of the fixed assets, certain of the contract and intellectual property rights and all of the records, Customer and Personnel lists, files, and books with respect to or in connection with the health care business conducted by LINR. Finally, this acquisition added depth into the Company's operational, clinical, and information system management staff.

In August of 1996, the Company and AMSERV Health Care, Inc. consummated a merger whereby the Company acquired control of Amserv, which resulted in Amserv becoming a wholly owned subsidiary of the Company. This acquisition significantly expanded the Company within the northern and central New Jersey markets by adding five new office locations in New Jersey. Amserv

Health Care of New Jersey, Inc. is a provider of Medicaid and Medicaid Waiver reimbursed paraprofessional services, as well as contract services with Certified Home Health Agencies and Hospice Programs. Amserv Health Care of New Jersey, Inc. also maintains a skilled professional nursing division. In addition, this acquisition also brought the Company in Ohio operating under the name of Amserv Health Care of Ohio, Inc., d/b/a Central Star Home Health Services which provides Medicaid and Medicaid Waiver paraprofessional services as well as facility staffing services for professional nursing staff. The office also provides some limited Medicare reimbursed services.

On September 9, 1997 the Company consummated an Agreement and Plan of Merger with Extended Family Care Corporation (EFCC). The Agreement between the Company and EFCC provided for the merger of EFCC Acquisition Corp. (Merger Sub), a New York Corporation and a wholly-owned subsidiary of the Company, with EFCC, with EFCC merging with and into the Merger Sub. The EFCC acquisition added to the Company's existing New York and New Jersey operations as well as expanded these operations by introducing new service contracts that were similar to and compatible with existing paraprofessional contracts in these regions. Additionally, the Company added new market operations in Allentown, Pennsylvania. This particular office predominantly specializes in the provision of skilled Pediatric Nursing services. This office is both Medicaid approved and Medicare certified.

Current Acquisitions

On May 8, 2000 the Company through a subsidiary corporation, EFCC Acquisition Corp. d/b/a Extended Family Care, acquired certain assets of the Pennsylvania offices of US Home Care. The acquisition expanded the Company's existing operations in Pennsylvania by adding three new locations in Philadelphia, Lancaster and Pittsburgh. The acquisition introduced the Company into three new major markets in Pennsylvania and added approximately $5 million in revenue.

Organizational Restructuring Changes

The Company and industry in general continues to be confronted with a variety of Medicare and Medicaid reimbursement methodology, service authorization, and regulatory changes as well as governmental audit processes which has necessitated the Company to continue to modify its internal operating structure over the last 2 years. This restructuring included;

o Senior and middle management personnel changes.

o General staff consolidations and reductions.

o The physical relocation of the Accounting and Human Resources Departments from Florida to the executive offices in New York.

o The closing of under performing office operations and facilities.

o Discontinuation of certain significant Medicare operations in Florida.

o Discontinuation of certain under performing low margin contracts.

o Implementation of standardized automated operating systems across the Company.

o Implementation of a Corporate Compliance Program.

Over the last two years the Company also initiated and completed the consolidation of certain licensed offices in both Florida and New York. The licensed offices located in Miami Lakes and Lake Worth were consolidated and centralized into the Company's Hollywood office to increase operational efficiency in the region and reduce cost. Simultaneously, the Company terminated certain under performing low margin managed care contracts in the region to increase the regional operating margin. Additionally, the Company effective February 26, 1999 discontinued Medicare Certified Home Health Agency operations in Florida due to changes in the Medicare reimbursement and authorization methodologies. In May 1999 the Company closed its Syracuse office due to cost containment considerations. Potential consolidations, under performing offices and contracts will continue to be evaluated in the future.

Effective January 1, 1999 the Company successfully completed an, 18 month, automation restructuring project by placing all offices on the same operating software for client intake, scheduling, personnel, clinical data base management, billing and compliance. The system downloads data to the Resource Center into a standard accounting package for payroll, billing, collection, financial and general ledger processing. These changes marked a significant transition from multiple operating systems to one integrated standardized operating system. The Company's systems were successfully Y2K compliant on all levels without issue.

The Company continues to maintain a three-tier Corporate Compliance structure, which includes:

1. Corporate Patient Care Committee which meets quarterly to review and establish new policies and procedures, and reviews internal audit findings by department and branch;

2. Regional Quality Improvement Audit Committees, which conduct a series of operational, financial, clinical and personnel audits across all offices and departments. These audits test all regulatory and operational aspects with all findings reported to the Director of Corporate Compliance.

3. The Corporate Compliance Program provides an additional layer of internal audits, investigation, and reporting. The program provides for a Director of Corporate Compliance who operates under the direction of and reports directly to the Company's Board of Directors.

Customer Base

The Company maintains four types of customers, which form the base of its referral source. The customer base includes Federally and State funded public assistance programs (Medicare, Medicaid), other third party payers (subcontracts), insurance companies and private pay customers.

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

Although the Company discontinued Medicare operations in the State of Florida it is still federally certified to provide Medicare reimbursed Certified Home Health Agency services in the states of Ohio and Pennsylvania. However, the Company conducts limited (Less than 1%.) Medicare reimbursed business in Pennsylvania and Ohio with such services being limited to predominantly clients who are receiving other forms of reimbursed services and temporarily qualify for acute Medicare reimbursed services.

During the fiscal years ended May 31, 2000, 1999, and 1998, 70%, 67% and 61% respectively of the Company's revenue were attributable to Medicaid, other governmental programs for the aged and Medicare. The reason for the increase in the most recent fiscal year is that the Company eliminated certain non-performing contractual relationships with other payers and the general trend in service hour authorization reduction for subcontract relationships.

The Company's next largest customer base is derived from other third party payers which consist of subcontracting relationships for provision of personnel with community and facility based organizations that are reimbursed directly by Medicaid and Medicare. This type of subcontract relationship is maintained with Certified Home Health Agencies, Long Term Home Health Care Programs, Hospice Programs, Health Maintenance Organizations (HMOs), and Case Management Organizations. Referrals and reimbursement for client care initiates from these facilities, which in turn are reimbursed by Medicare or Medicaid. This source has accounted for 16%, 15% and 24% of revenue for fiscal years 2000, 1999, and 1998 respectively.

The insurance segment of the Company's business represented 13%, 14% and 18% of the Company's revenue in 2000, 1999, and 1998, respectively. This business is made up of a mix of Long Term Care Insurance, Workers Compensation Insurance, Commercial HMO Insurance, Preferred Provider Organizations (PPO), and general health insurance policies that provide a home health care service benefit. Insurance referrals can come directly through contractual relationships with insurance companies, network alliances, physicians, and hospital based discharge planners.

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

Marketing and Sales

The Company maintains marketing and sales activities in each of the five states it operates in and concentrates its efforts through the use of regional marketing/sales teams comprised of field service office administration and sales representatives. The office Administration educates the sales staff regarding new identified targets, regulatory changes and new service programs. The Company believes in the use of office specific Operational Plans for the management and marketing of regional sales. The individual Office Operational Plan format provides for the comprehensive approach to office growth, marketing, and recruitment, as well as the clinical and fiscal operation of each office. The plan objective is to maximize internal growth and assure clinical / fiscal integrity. The plan serves as the framework for development of a continual process for Quality and Performance Improvement in all areas of responsibility including marketing. The marketing component of the plan identifies all potential referral sources and establishes a systematic referral source contact strategy across the marketing and office staff. The plan is continually reassessed by management and refined to ensure success, and serves as an evaluation tool to identify strengths as well as areas needing organizational support.

The Company maintains regional sales staff that focuses on the sales and marketing component goals of these plans. The Company targets the key representatives of the contracting institutions, hospital discharge planning departments, insurance companies, community based facilities, and physicians to secure contractual and referral relationships. Representatives visit targeted facilities and programs, while maintaining the Company's presence with existing referral sources and acting as the first line of communication with new referral sources. Beyond the traditional personnel services offered by the industry the Company offers facility staffing, Shared Aide Team Model services, Skilled High Tech Nursing and Pediatric Nursing specialty services. From an operational perspective the Company markets quality benchmarks as demonstrated by its Joint Commission accreditation (JCAHO), and a full functioning Corporate Compliance Program. The sales representatives are supported by print and radio advertising, direct mailing, and attendance at trade shows and regional health care functions.

Competition

The home health care and facility staffing industry has a variety of local, regional and national organizations, which comprise the Company's competition base. The Company has numerous competitors in each of the markets it serves, however, regulatory and reimbursement changes are causing consolidation within the industry at this time. Smaller local and regional operations are finding it increasingly difficult to remain in the market. Similar sized or larger regionally based companies have emerged to be viewed by the Company as its major competitors.

Competition is based on the quality of care provided to clients, the ability to obtain personnel to deliver the authorized service and the price structure offered by the organization. The Company believes that it has developed and maintains high quality standards through its operational, clinical, and compliance policies, procedures and activities. Additionally, the Company maintains an aggressive recruitment and training philosophy, which has proven effective. Cost effectiveness in operation, achieved through improved automation platforms, new service delivery models, and economies of scale have enabled the Company to be aggressive in its pricing structures while maintaining strong operating margins.

Government Regulations, Licensing and Audits

The Company's business is subject to substantial and frequently changing regulations by Federal, State, and Local authorities, which require significant compliance responsibilities by the Company. Each State, in which the Company operates maintains its own form of licensing standards and may maintain Certificate of Need (CON) or other Medicare requirements specific to the State that are above the minimum standard requirements established by the Federal government for participation in the Medicaid and Medicare programs. The imposition of more restrictive regulatory requirements or the denial or revocation of any license, certification, Medicaid or Medicare approval, or permit necessary for operation in a particular market could have a material adverse effect on the Company's operations. In addition, any future expansion into new markets would require the Company to comply with all licensing, and / or CON requirements and other regulations pertinent to that jurisdiction.

The Company maintains all applicable licenses for provision of home care and facility staffing services in the states of New York, New Jersey, Pennsylvania, Ohio, and Florida. In addition, the Company maintains Medicare Certification in certain offices and counties in the states of Ohio and Pennsylvania. As a provider of services under Medicare as well as some state Medicaid programs the Company is required by the Federal Health Care Financing Administration and / or state Health Departments to prepare cost reports reflecting annual expenditures and development of capital expenditure plans. The regulatory agencies of the states in which the Company operates require compliance with certain regulations and standards with respect to health care personnel records, client records, nursing and administrative supervision, incident and complaint monitoring and follow-up, and the establishment of professional advisory boards. Additionally, both Federal and State Anti-kickback regulations exist which are complied with.

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

Effective in January 1998, the Company was required to comply with a new payment formula for reimbursement under the Medicare program. This payment formula, termed the Interim Payment System (IPS), for Medicare was developed by the federal Health Care Financing Administration (HCFA) to serve as a middle step as the government moved from a cost based reimbursement system to a episodic disease based Prospective Payment System (PPS). In addition, to the imposition of IPS, which set per patient limits on Medicare home care reimbursements, HCFA also revised regional cost limits which combined with IPS had a material effect in reducing revenue and reimbursement for the Company's Florida based Certified Home Health Agency. As a result, the Company elected to discontinue provision of Medicare services in its Florida operation effective February 26, 1999 and subsequently dissolved this Florida based subsidiary.

Liability Insurance

The Company's employees and subcontractors routinely make decisions that can have significant medical consequences to the patients in their care. As a result, the Company is exposed to substantial liability in the event of negligence or wrongful acts of its personnel. The Company maintains medical professional liability insurance providing for coverage in a maximum amount of $1,000,000 per claim, subject to a limitation of $3,000,000 for all claims in any single year. In addition, the Company requires that each independent contractor it refers to institutions for employment supply a certificate of insurance evidencing that such person maintains medical professional liability insurance providing for coverage of no less than $1,000,000 per claim. There can be no assurance, however, that the Company will be able to maintain its existing insurance at an acceptable cost or obtain additional insurance in the future, as required. There can be no assurance that the Company's insurance will be sufficient to cover liabilities resulting from claims that may be brought in the future. A partially or completely uninsured claim, if successfully asserted and of significant magnitude, could have a material adverse effect on the Company and its financial condition.

Employees

As of September 2000, the Company employed 182 permanent office and administrative employees. The Company also has a roster of temporary professional and paraprofessional employees (including registered nurses, licensed practical nurses, home health aides, personal care aides and nurses' aides). The Company treats all such persons as employees. The Company currently has no union contracts with any of its employees and believes that its relationship with its employees and independent contractors is good. The Company pays its temporary employees at wages that it believes are competitive within industry standards.

Recruitment of Personnel

Recruitment of adequate numbers of temporary personnel has become increasingly difficult in the home health industry resulting from a variety of market forces. The currently strong economic environment, coupled with a moderate to low reimbursement rate structure has hampered the industry in general in recruiting adequate numbers of personnel to provide authorized services. Field service personnel wages and benefit packages are below average as compared to other service type industries outside of health care.

To address this issue the Company has focused on higher margin business or attempted to negotiate revised contractual rate agreements with existing referral sources in an effort to permit the Company to offer increased wage and benefit packages to its temporary employees.

Additionally, the Company recently hired regional recruitment staff that is responsible to take a grass roots approach to recruitment of professional and paraprofessional personnel. These individuals focus on filling all monthly office training programs, development of off-site recruitment initiatives and training locations, recruitment of bilingual staff, and professional nursing personnel. This project was implemented in March 2000 and has thus far proven successful, although future success of the program cannot be guaranteed.

Item 2.  Description of Property

Description of Property

The Company leases a total of 19 facilities in five states. The Company believes that its existing leases will be negotiated as appropriate as they expire, or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to maintain existing operations.

The following table describes the location and current use of each of the Company's leased facilities as of September 2000:

Location                      Description
--------                      -----------

New York Facilities

Brooklyn                      Nursing and Paraprofessional Services
Hicksville                    Nursing and Paraprofessional Services
Long Beach                    Nursing and Paraprofessional Services
Huntington Station            Nursing and Paraprofessional Services
Huntington Station            Corporate Executive Offices
Coram                         Recruitment Location
Riverhead                     Recruitment Location

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

Florida Facilities

Hollywood                     Nursing and Paraprofessional Services
Miramar                       Data Processing, Payroll, Billing, Collections

Ohio Facilities

Mansfield                     Nursing and Paraprofessional Services

Pennsylvania Facilities

Allentown                     Nursing and Paraprofessional Services
Pittsburgh                    Nursing and Paraprofessional Services
Lancaster                     Nursing and Paraprofessional Services
Philadelphia                  Nursing and Paraprofessional Services

Item 3.  Legal Proceedings

In February 1998, the Company was informed that the Medicare intermediary assigned to administer Medicare payments in Florida had assessed an administrative overpayment against the Company in the amount of $1,248,747 based on the 1997 Audit. The Company appealed the administrative overpayment determination by pursuing administrative and judicial remedies. The Company had established a reserve, in the period ended February 28, 1998, for $1.25 million, in connection with the administrative overpayment.

In preparation of its administrative appeal, the Company's Regulatory Counsel retained an expert to review the government's statistical methods used in assessing the overpayment against the Company. The expert has advised the Company's Regulatory Counsel that the statistical sampling procedures used by the government indicate significant errors and based upon these findings and in consultation with Regulatory Counsel, the management of the Company reversed the reserve of $1.25 million as of May 31, 1999.

On February 29, 2000 the Company was successful with its appeal. An Administrative Law Judge overturned the Medicare intermediary's assessment of $1.25 million and determined that the Company was not liable for any portion of the overpayment. This decision was subsequently appealed by the government and permanently dismissed in favor of the Company.

On July 16, 1998, the Company was advised that an audit of Star Multi Care Services of Florida, Inc. (d/b/a American Health Care Services) ("American"), the Company's Florida Medicare agency, was commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was conducted in conjunction with the United States Attorney's Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. This audit is similar to the audit noted above and at this time remains unresolved with the extent of any potential liability remaining undetermined.

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

The terms of this Settlement Agreement provided for:

(a) No admission by Star of any criminal or civil liability, guilt, wrongdoing or unacceptable practice, or a determination of guilt of any violation of any Federal, State or Local statute, rule or regulation.

(b) The Company agreed to pay to New York State the total sum of $1,167,177, with an initial payment of $200,000. The balance shall be payable over four years at 9% interest.

As of May 31, 2000 the outstanding principal balance was $751,425.

Except as otherwise provided in this Annual Report on Form 10-K, there are no legal proceedings to which the Company is currently a party or to which any of its property is subject that could possibly have a material adverse effect upon the Company, and the Company knows of no legal proceeding pending or threatened against any director or officer of the Company in his or her capacity as such.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

                             Prior to November 11, 1999, the Company's Common
Stock is quoted on the Nasdaq National Market System, under the symbol "SMCS", and thereafter, has been traded on the Nasdaq SmallCap market, under the symbol "SMCS". Until June 7, 1996, the Company's Common Stock was also listed on the Pacific Stock Exchange.

               The following table sets forth the high and low sales prices per share for the Common Stock during the periods indicated on the Nasdaq National Market System.

          Period                            High                Low

Year ended May 31, 1998
First Quarter                             $ 18.375            $ 12.282
Second Quarter                              19.50               13.875
Third Quarter                               18.00               11.625
Fourth Quarter                              12.375               6.00

Year ended May 31, 1999
First Quarter                             $  8.439            $  3.75
Second Quarter                               5.625               3.375
Third Quarter                                6.75                3.75
Fourth Quarter                               6.00                3.375

Year ended May 31, 2000
First Quarter                             $  3.938            $  2.07
Second Quarter                               3.78                2.25
Third Quarter                                5.875               1.25
Fourth Quarter                               7.625               1.813

As of September 7, 2000 the Company had 1,916,347 shares of Common Stock outstanding and 734 shareholders of record.

The Company did not pay cash dividends on its Common Stock during any of the three years ended May 31, 2000, 1999 and 1998. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. In addition, the Company's agreement with its lender prohibits the payment of cash dividends without the lender's prior consent.

The Nasdaq Stock Market notified the Company that it did not meet the maintenance criteria regarding the minimum market value of the public float of at least $5 million for continued listing on the Nasdaq's National Market System. Subsequently, on November 11, 1999 the Company reverted to trading on the Nasdaq SmallCap Market.

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

On April 30, 1999 the Company completed a private placement by the sale of $575,000 Series A 8% Convertible Preferred Stock par value $1.00 per share ("Preferred Stock") to the Shaar Fund, Ltd., providing the Company net proceeds, after fees and expenses, of $500,000. After sixty days, the Preferred Stock may be converted to common stock equal to the lesser of: (a) 125% of the market price three trading days immediately preceding the closing date, or (b) the market price of the Company's common stock discounted from 10% to 30%, such discount increasing with the passage of time. Holders of the preferred shares can convert the stated value of their shares, in whole or in part, into common stock at a maximum conversion price of $4.22 per share and have liquidation preference over common shareholders. The Preferred Stock pays an 8% dividend payable quarterly that may be converted into common stock at the option of the Company. The investor also received a Common Stock Purchase Warrant (the "Warrant") for the right to purchase 16,667 common stock shares of the Company at 115% of the closing bid price on the trading day immediately preceding the closing date of this sale. The common stock to be issued upon conversion of Preferred Stock, the common stock to be issued upon exercise of Warrant, and common stock issued for payment of Preferred Stock dividend shall be registered by the Company under the Securities Act of 1933. The Company utilized the proceeds from this sale to satisfy its working capital needs.

               Item 6.  Selected Financial Data

               The statement of operations for the years ended May 31, 2000, 1999, 1998, 1997 and 1996 and balance sheet data as of May 31, 2000, 1999, 1998,
1997 and 1996 as set forth below have been derived from the audited financial statements of the Company and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Description of Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                    Year Ended
                                                       --------------------------------------------------------------------------
                                                                                      May 31
                                                       --------------------------------------------------------------------------
                                                           2000          1999            1998(1)          1997          1996
                                                                  (IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)
     STATEMENT OF OPERATIONS DATA (2) (4)
     Net Revenues                                        $ 39,206       $ 47,108       $ 49,335       $ 41,857       $ 39,056
     Income (Loss) from Operations                            103         (1,316)        (3,367)         3,161          1,829
     Other Income (Expense)                                  (731)          (652)          (438)          (140)          (117)
     Merger Transaction Costs                                  --             --             --         (2,808)            --
     Income (Loss) from Continuing Operations                (628)        (1,322)        (2,622)           126          1,143
     Income (Loss) from Discontinued Operations (4)           (36)          (145)        (1,537)            --             --
     Gain (Loss) on Disposal of Discontinued                   --            (88)            --             --             --
     Cumulative Effect of Change in Accounting                 --             --             --             --             --
     Net Income (Loss)                                       (664)        (1,556)        (4,159)           126          1,143
     Income Per Share (3)
     Income (Loss) from Continuing Operations            $   (.39)      $   (.76)      $  (1.58)      $    .09       $    .81
     Income (Loss) from Discontinued Operation           $   (.02)      $   (.08)      $   (.93)            --             --
     Gain (Loss) on Disposal of Discontinued                   --       $   (.05)            --             --             --
     Cumulative Effect of Change in Accounting                 --             --             --             --             --
     Net Income (loss)                                   $   (.41)      $   (.89)      $  (2.51)      $    .09       $    .81
     Shares Used in Computing Per Share Amounts             1,739          1,748          1,657          1,406          1,404
     BALANCE SHEET DATA: (2)
     Cash and Cash Equivalents                           $    321       $  1,734       $  1,867       $    139       $  1,882
     Working Capital                                        3,696          6,068            750          9,545          9,415
     Total Assets                                          24,430         28,171         29,870         20,300         19,369
     Total Long-Term Obligations                           11,771          7,601          1,066          2,945          3,604
     Redeemable Preferred Stock                                --             --             --             --            341
     Shareholders' Equity                                  12,658         13,388         14,433         13,071         12,045
     Current Ratio                                           1.62           1.85           1.05           3.23           3.79

     Cash Dividend Declared Per Common Share             $     --       $     --       $     --       $     --       $     --

-------------------------

(1) In September 1997, Star acquired EFCC Acquisition Corp. in a transaction accounted for as a purchase.
(2) In August 1996, STAR acquired AMSERV HEALTHCARE SERVICES, INC. ("Amserv") in a transaction accounted for as a pooling-of-interests, accordingly, all periods presented have been restated to include the accounts and operations of Amserv for the periods prior to the acquisition.
(3)  Effective January 1, 1998, STAR adopted SFAS No. 128, "Earnings Per Share."
(4) Effective February 1999, STAR adopted a plan to abandon its Medicare business provided by one of its subsidiaries, Star Multi Care Services of Florida, d/b/a American Health Care Services as such operations of American have been shown as discontinued for all periods presented.

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

The Company is subject to significant external factors that could significantly impact its business, including changes in Medicare and Medicaid reimbursement, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors, as well as future changes in reimbursement methodologies and new or changes in interpretations of regulations, could cause future results to differ materially from historical trends.

In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an Interim Payment System (the "IPS") that provided for the lowering of reimbursement limits for Medicare home health visit services. For cost reporting periods beginning on or after October 1, 1997, Medicare reimbursed home health agency were reimbursed the lesser of; (1) their actual costs, (2) cost limits based on 105% of median costs of freestanding home health agencies, or (3) an agency-specific per patient cost limits, based 98% of 1994 costs adjusted for inflation. The new limits were applied to the Company's Medicare operations in Florida for the cost reporting period beginning January 1, 1998. The new methodology significantly reduced the reimbursement for the Company's Medicare operations. Although the Company designed and implemented a restructuring plan for its Medicare operations, based on a variety of factors including continued decline in Medicare revenues, low operating margins, and the potential of a future 15% reimbursement reduction in 2000 the Company elected to discontinue Medicare operations in Florida on February 26, 1999. This combined with the decrease in subcontract service revenues associated with services provided to Medicare certified agencies in New York and New Jersey resulted in a significant decrease in both direct and subcontract Medicare reimbursed revenue. [See Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.]

Results of Operations

Year Ended May 31, 2000 Compared to Year Ended May 31, 1999

Net revenues for the year ended May 31, 2000 decreased $7,901,687 or 17% to $39,206,990, compared to $47,108,677 for the fiscal year ended May 31, 1999. This decrease was primarily attributable to a reduction in authorization of service hours related to the New Jersey Medicaid Program, the reduction of visit authorizations on Medicare subcontract services provided in New York and New Jersey, resulting from a general reduction in the Medicare Program, and from the termination of under performing contracts in the Company's Florida licensed operations, as well as the discontinuance of the Florida Medicare operations.

Gross profit margin percentages for the fiscal years ended May 31, 2000 and 1999 were 30.3% and 30.5% respectively.

Selling, General and Administrative expenses ("SG&A"), as a percentage of net revenues was 26% in 2000 as compared with 27% in 1999. This decrease is principally attributable to the Company's restructuring efforts during the past year.

Provision for doubtful accounts as a percentage of net revenues for the year ended May 31, 2000 was 1.4% compared to 3.4% for the year ended May 31, 1999. Interest expense increased to $731,948 during fiscal 2000 as compared to $652,714 in fiscal 1999. Interest on the Credit Facility prior to September 14, 1999 was LIBOR plus 3% for 70% of eligible accounts receivable and LIBOR plus 6% for the remaining 30%. On September 14, 1999 the Credit Facility was amended, and bears interest at LIBOR plus 4% for 70% of eligible accounts receivable and LIBOR plus 7% for the remaining eligible accounts receivable. Interest of $77,412 was paid to New York State on the Medicaid settlement as well as overall higher interest rates in 2000 as compared to 1999 contributed to the increase in interest expense.

Operating income for fiscal 2000 increased to $103,830 from a loss of ($1,316,993) for fiscal 1999, an increase of $1,420,823. The increase is primarily attributable to significant decreases in operating expenses.

Discontinued Operations

In February 1999, the Company formally adopted a plan to liquidate its Medicare, both the indemnity and HMO business, being provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc d/b/a American Health Care Services. Decreasing utilization together with decreasing reimbursement rates and increasing costs forced management to cease operations with its providers July 1, 1999. The Company liquidated its assets and discharged its liabilities through an assignment for benefit of creditors under Florida state law, and the Company was formally dissolved on August 23, 2000. As such, the Company's financials have been restated for all years presented to segregate the operating results of this segment as discontinued. Accumulated net deficits of the subsidiary, American Healthcare, amounted to ($2,690,574) and ($2,653,204) at May 31, 2000 and 1999 respectively.

As the Company fully reserved for any benefit from the operating loss for fiscal year ended May 31, 2000, the Company's effective tax rate for 2000 fell to 0%, as compared to 31% in 1999. At May 31, 2000 the Company had a net operating loss carry forward for federal income tax purposes.

Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

Net revenues for the year ended May 31, 1999 decreased $2,226,853 or 5% to $47,108,677 compared to $49,335,530 for the fiscal year ended May 31, 1998. This decrease was primarily the result of reductions in Medicare reimbursement rates that affected contracts the Company had with Certified Home Health Agencies and Long Term Home Health Care Programs in New York and New Jersey. This together with Medicaid rate reductions realized during fiscal 1999 reduced Star Multi Care Services, Inc revenues approximately $4,614,000 or 17% to $21,930,000 compared to $26,545,000 for fiscal year 1998. These reductions were offset by increases in Amserv Healthcare of New Jersey revenues of approximately $2,271,000 or 12%. Amserv Healthcare of New Jersey revenues were $20,442,000 and $18,170,000 for fiscal year 1999 and 1998 respectively. This increase is the result of an additional three months of billing realized in 1999 as compared to 1998 following the acquisition of EFCC on September 9, 1997.

Gross profit margin percentages for the fiscal years ended May 31, 1999 and 1998 were 30.5% and 30.4% respectively.

Selling, General and Administrative expenses ("SG&A"), as a percentage of net revenues was 27% for both years ended May 31, 1999 and 1998 respectively. In an effort to implement cost savings and profitability, the Company's management team aggressively restructured the staff and information systems to achieve cost efficiencies during 1999 and 1998.

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

During 1999 the Company appealed the Medicare assessment (i) of $1,250,000 at the recommendation of legal counsel. Preliminary indications from the Medicare intermediary and regulatory counsel as to the outcome have been favorable based upon the results of similar audits in other home-care companies. Therefore it has been management's decision to reverse the accrual in 1999.

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

Interest expense increased to $652,000 during fiscal 1999 as compared to $438,140 in fiscal 1998. Interest on the credit facility prior to November 9, 1998 was prime plus 1/4% (8.5% at May 31, 1998). Interest on the new credit facility subsequent to November 9, 1998 bears interest at LIBOR plus 3% for 80% of eligible receivables and LIBOR plus 6% for the remaining 20% of eligible receivables. On April 23, 1999 the Credit Facility was amended to bear interest at LIBOR plus 3% for 70% of eligible receivables and LIBOR plus 6% for the remaining 30%. Overall interest rates were higher in 1999 as compared to 1998 contributing to the overall increase in interest expense.

Operating losses for the year ended May 31, 1999 decreased to ($1,316,993) from ($3,366,936) in fiscal year 1998. This decrease was attributable to 1998 one-time regulatory charges of $2,030,511 not incurred in 1999. This decrease was offset by $196,000 of increased amortization and depreciation costs realized in 1999. This increase is the result of (i) full year of depreciation on assets acquired with the EFCC acquisition (ii) amortization of loan costs associated with the new credit facility and (iii) new information systems put in service during 1999 attributed to the overall increase in depreciation and amortization.

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

Net (loss) income for the year ended May 31, 1998 decreased to ($2,622,076) compared to $125,619 for the year ended May 31, 1997. The decrease is primarily attributable to the loss from operations, increased interest expense from additional borrowings associated with the acquisition of EFCC. The Company has restated its prior financial statements to present the operating results of the American segment as a discontinued operation effective with management's announcement in February 1999. Total revenues decreased $2,692,000 or 24% to approximately $8,414,000 and $11,106,000 as of May 31, 1999 and 1998
respectively. Revenue reductions were the result of Implementation of IPS effective January 1, 1998 (refer to government regulations, licensing, and audits). The regulatory adjustment for $1,250,000 together with the $380,000 of intangibles written off during 1998 accounted for the $1,537,000 of losses for the year ended May 31, 1998.

Liquidity and Capital Resources

As of May 31, 2000 cash and cash equivalents were $321,465 a decrease of $1,412,956 from $1,734,421 for the year ended May 31, 1999. The Company has aggressively reduced its revolving credit line by $1,376,601. In addition, 2000 losses have significantly decreased attributable to the one time charges Star Multi Care Services, Inc had to absorb in 1999 and 1998 associated with legal, regulatory, and restructuring charges. As of July 1, 1999 the Company has completed the majority of its restructuring with the completion of the relocation of the accounting department to New York.

Net cash provided by operations increased $453,889 to $506,780 from $52,891 as compared to May 31, 1999. Gross accounts receivable decreased $2,755,000 due to the Company's aggressive collection efforts and the write off of uncollectible accounts receivable.

--------------------------------------------------------------------------------
      Subsidiary                     Days Revenue in A/R   Total revenues
                                     2000       1999       2000       1999
--------------------------------------------------------------------------------


Star Multi Care Services, Inc.         97         90    $15,448    $21,930
Amserv Healthcare of NJ                56         49     18,827     18,170
Amserv Healthcare of Ohio              65         67      2,166      2,554
Extended Family Care                  118        121      2,764      2,150

On November 9, 1998, the Company entered into a $10 million revolving credit facility with Daiwa Securities America, Inc. (the Credit Facility). In connection with the agreement, Star Multi Care Services, Inc and certain of its subsidiaries (the members) formed SMCS Care, LLC (a limited liability Company) (the "LLC"). The operating agreement of the LLC provides for its members to sell its eligible receivables to the LLC and whereby the LLC will borrow from the lender in accordance with the Credit Facility.

The Credit Facility provides for the LLC to borrow up to 70% of eligible accounts receivable (as defined) that are aged less than 180 days at LIBOR plus 4%, and the remaining eligible accounts receivable (as defined) at LIBOR plus 7%. The credit facility expires on November 8, 2000 and requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All of the assets of the Company collateralize the Credit Facility. At May 31, 2000, the Company was in violation of certain financial covenants and the lender has granted the Company a waiver for those covenants that were not met.

On September 12, 2000, the Company renegotiated its Credit Facility with its lender on more favorable terms and extended the Credit Facility for an additional three years. The material terms of the new Credit Facility are:

1. The Credit Facility was reduced to $7 million from $10 million to more accurately reflect the Company's actual borrowing needs and to reduce non-utilization fees.

2. The interest rate was reduced to LIBOR plus 3.75% for the entire Credit Facility.

3. The Credit Facility will gradually reduce the available borrowing base from the present 90% of eligible receivables to 87.5% by January 2001.

4. A number of financial covenants were revised to more realistically measure the Company's financial performance.

5. The lender granted waivers for all of the financial covenants that were breached in the past fiscal year.

As of May 31, 2000 the borrowing base totaled $5,815,774, and the outstanding loan balance totaled $4,848,883, as compared to $6,258,727 and $6,225,484, respectively, as of May 31, 1999.

In May 1999, the Company negotiated a $1,167,177 Settlement Agreement with the State of New York in connection with the audit conducted by the Office of Deputy Attorney General for Medicaid Fraud Control and the New York State Department of Social Services. The Settlement Agreement provided for an initial payment of $200,000, with the balance payable over four years a 9% interest per annum. At May 31, 2000 the balance due Medicaid was $751,425. [See Legal Proceedings]

Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

The Company intends to meet its long-term liquidity needs through available cash, cash flow and the Credit Facility. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms.

Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

Inflation and Seasonality

The rate of inflation was insignificant during the year ended May 31, 2000. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

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

HEALTH CARE REFORM. In August 1997, Congress enacted and President Clinton signed into law the Balanced Budget Act of 1997 ("B.B.A."), resulting in significant changes to cost based reimbursement for Medicare home health care providers. Although the new legislation enacted by Congress retains a cost based reimbursement system, the cost limits have been reduced for fiscal years which began on or after October 1,1997 and a new per-beneficiary limit is effective for fiscal years which began after such date. The B.B.A. provides two-payment systems -- an IPS that is effective for the Company beginning January 1, 1998 until the adoption of the successor payment system that is a new prospective payment system tentatively scheduled to begin in late 2000. Although the Company has discontinued Medicare operations and has minimal direct Medicare revenue, future changes in Medicare reimbursement could impact revenues associated with the Company's subcontract relationships with Medicare Certified Home Health Agencies in New York and New Jersey. The Company cannot quantify the full effect of proposed anticipated Medicare reimbursement changes on the Company's future performance because certain components of the new reimbursement methodology have not been fully quantified and finalized at this point in time.

               As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry that may also have an adverse impact on the

Company's business strategy and results of operations. The Company expects continued industry consolidation.

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

                         STAR MULTI CARE SERVICES, INC.


                             REPORT ON CONSOLIDATED
                              FINANCIAL STATEMENTS


                         THREE YEARS ENDED MAY 31, 2000

                         STAR MULTI CARE SERVICES, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                     -----------

Independent Auditors' Report                                            F-2

Consolidated balance sheets as of May 31, 2000 and 1999                 F-3

Consolidated statements of operations for the three
   years ended May 31, 2000                                             F-4

Consolidated statement of shareholders' equity
   for the three years ended May 31, 2000                               F-5

Consolidated statements of cash flows for the three
   years ended May 31, 2000                                             F-6

Notes to consolidated financial statements                           F-7 - F-20

                          Independent Auditors' Report



Board of Directors and Shareholders
Star Multi Care Services, Inc.
Hicksville, New York


We have audited the accompanying consolidated balance sheets of Star Multi Care Services, Inc. as of May 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Multi Care Services, Inc. as of May 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2000, in conformity with generally accepted accounting principles.




                                                     HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
July 28, 2000 (except for Note 6
     for which the date is
     September 12, 2000)

                         STAR MULTI CARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                           May 31,
                                                                            ------------------------------------
         ASSETS  (Note 6)                                                        2000                  1999
         ------                                                             --------------        --------------

CURRENT ASSETS:
   Cash and cash equivalents                                                $      321,465        $    1,734,421
   Accounts receivable, net of allowance for doubtful
     accounts of $1,378,000 and $2,640,000 at May 31,
     2000 and 1999, respectively (Notes 6 and 13)                                8,274,520             9,767,549
   Prepaid expenses and other current assets                                       326,636               349,053
   Deferred income taxes (Note 7)                                                  762,000             1,399,000
                                                                            --------------        --------------
       Total current assets                                                      9,684,621            13,250,023

PROPERTY AND EQUIPMENT, net (Note 3)                                             1,312,754             1,732,455
INTANGIBLE ASSETS, net (Note 4)                                                 10,970,886            11,252,311
DEFERRED INCOME TAXES (Note 7)                                                   2,242,000             1,735,000
OTHER ASSETS                                                                       220,228               201,759
                                                                            --------------        --------------

                                                                            $   24,430,489        $   28,171,548
                                                                            ==============        ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued payroll and related expenses                                     $    2,423,322        $    3,074,708
   Accounts payable                                                                451,283               841,962
   Accrued expenses (Note 5)                                                       519,810               671,153
   Due to Medicare (Notes 8 and 18)                                              2,593,324             2,593,324
                                                                            --------------        --------------
       Total current liabilities                                                 5,987,739             7,181,147
                                                                            --------------        --------------

LONG-TERM LIABILITIES:
   Revolving credit line (Note 6)                                                4,848,883             6,225,484
   Other long-term liabilities (Notes 5 and 15)                                    935,221             1,375,932
                                                                            --------------        --------------
                                                                                11,771,843             7,601,416
                                                                            --------------        --------------

COMMITMENTS AND CONTINGENCY (Notes 15 and 16)

SHAREHOLDERS' EQUITY:  (Notes 2, 9, 10, 11 and 15)
   Convertible preferred stock - aggregate liquidation value
     $575,000; $1.00 par value, 5,000,000 shares authorized;
     575 shares issued                                                                 575                   575
   Common stock, $.001 par value, 5,000,000 shares authorized;
     1,839,666 and 1,798,288 shares issued, respectively                             1,840                 1,799
   Additional paid-in capital                                                   21,562,763            21,466,881
   Subscription receivable                                                        (397,782)             (397,782)
   Deficit                                                                      (8,118,059)           (7,403,566)
   Treasury stock, 79,099 and 45,833 common shares
     at May 31, 2000 and 1999, respectively, at cost                              (390,691)             (278,922)
                                                                            --------------        --------------
       Total shareholders' equity                                               12,658,646            13,388,985
                                                                            --------------        --------------

                                                                            $   24,430,489        $   28,171,548
                                                                            ==============        ==============


                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended
                                                                                  May 31,
                                                        --------------------------------------------------------
                                                              2000                 1999                1998
                                                        ---------------       ---------------     --------------
REVENUES, net (Note 13)                                 $    39,206,990       $    47,108,677     $   49,335,530
                                                         --------------       ---------------     --------------

OPERATING EXPENSES (Notes 11, 15 and 17)
   Costs of revenues                                         27,313,523            32,718,139         34,341,973
   Selling, general and administrative                       10,209,179            12,610,794         13,494,731
   Depreciation and amortization                              1,035,143             1,106,952            910,659
   Provision for doubtful accounts                              545,315             1,580,224          1,561,874
   Regulatory costs and related expenses                             -                     -           2,030,511
   Impairment of intangible assets                                   -                186,946                 -
   Restructuring and termination expenses                            -                222,615            362,718
                                                        ---------------       ---------------     --------------
                                                             39,103,160            48,425,670         52,702,466
                                                        ---------------       ---------------     --------------

OPERATING INCOME (LOSS)                                         103,830            (1,316,993)        (3,366,936)
INTEREST EXPENSE, net                                          (731,948)             (652,714)          (438,140)
                                                        ---------------       ---------------     --------------

LOSS BEFORE PROVISION FOR
   INCOME TAXES                                                (628,118)           (1,969,707)        (3,805,076)
PROVISION (BENEFIT) FOR
   INCOME TAXES (Note 8)                                             -               (647,000)        (1,183,000)
                                                        ---------------       ---------------     --------------

LOSS FROM CONTINUING OPERATIONS                                (628,118)           (1,322,707)        (2,622,076)
                                                        ---------------       ---------------     --------------

DISCONTINUED OPERATIONS:  (Note 18)
   Loss from discontinued operations, net of
     tax benefit of $-0-, $65,000 and $690,000
     for 2000, 1999 and 1998, respectively                      (36,373)             (145,008)        (1,537,160)
   Loss on disposal, net of tax benefit
     of $40,000 for 1999                                             -                (88,320)                -
                                                        ---------------       ---------------     --------------

LOSS FROM DISCONTINUED OPERATIONS                               (36,373)             (233,328)        (1,537,160)
                                                        ---------------       ---------------     --------------

NET LOSS                                                $      (664,491)      $    (1,556,035)    $   (4,159,236)
                                                        ===============       ===============     ==============

BASIC LOSS PER COMMON SHARE:
   Continuing operations                                        $ (.39)               $ (.76)           $  (1.58)
   Discontinued operations                                        (.02)                 (.08)               (.93)
   Loss on disposal                                               -                     (.05)                 -
                                                                -------               ------            --------
       Net loss                                                 $ (.41)               $ (.89)           $  (2.51)
                                                                ======                ======            ========

DILUTED LOSS PER COMMON SHARE:
   Continuing operations                                        $ (.39)               $ (.76)           $  (1.58)
   Discontinued operations                                        (.02)                 (.08)               (.93)
   Loss on disposal                                               -                     (.05)                 -
                                                                -------               ------            --------
       Net loss income                                          $ (.41)               $ (.89)           $  (2.51)
                                                                ======                ======            ========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
   Basic                                                      1,739,356             1,748,895          1,657,402
                                                              =========             =========          =========
   Diluted                                                    1,739,356             1,748,895          1,657,402
                                                              =========             =========          =========


                 See notes to consolidated financial statements

                          STAR MULTI CARE SERVICES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                       Common Stock          Preferred Stock
                                     ------------------      ---------------
                                                  Par                   Par      Paid in     Subscription
                                       Shares    Value       Shares    Value     Capital      Receivable      Deficit
                                     ---------  -------      ------    -----   -----------   ------------   ------------
Balance, June 1, 1997                1,404,778  $ 1,405         -      $  -    $15,434,642    $(397,782)    $(1,688,295)

Shares issued under Employee
  Stock Purchase Plan                    1,861        2         -         -         26,081            -               -
Exercise of stock options
  including income tax benefit          56,234       56         -         -        500,076            -               -
Issuance of stock in connection
  with EFCC merger (Note 2)            324,720      325         -         -      4,849,675            -               -
Issuance of stock options
  (Note 14)                                  -        -         -         -        145,000            -               -
Net loss                                     -        -         -         -              -            -      (4,159,236)
                                     ---------  -------      ------    -----   -----------   ------------   ------------
Balance, May 31, 1998                1,787,593    1,788         -         -     20,955,474     (397,782)     (5,847,531)

Shares issued under Employee
  Stock Purchase Plan                    3,616        4         -         -         13,229            -               -
Exercise of stock options
  including income tax benefit           7,079        7         -         -         39,004            -               -
Issuance of preferred stock
  (Note 10)                                  -        -       575       575        459,174            -               -
Net loss                                     -        -         -         -              -            -      (1,556,035)
                                     ---------  -------      ------    -----   -----------   ------------   ------------
Balance, May 31, 1999                1,798,288    1,799       575       575     21,466,881     (397,782)     (7,403,566)

Shares issued under Employee
  Stock Purchase Plan                    5,747        6         -         -          6,086            -               -
Exercise of stock options
  including income tax benefit          30,144       30         -         -         70,361            -               -
Dividends to preferred
  shareholders (Note 9)                  5,487        5         -         -         19,435            -         (50,002)
Acquisition of treasury shares               -        -         -         -              -            -               -
Net loss                                     -        -         -         -              -            -        (664,491)
                                     ---------  -------      ------    -----   -----------   ------------   ------------
Balance, May 31, 2000                1,839,666  $ 1,840       575      $575    $21,562,763    $(397,782)    $(8,118,059)
                                     =========  =======      ======    =====   ===========   ============   ============

                                         Treasury Stock
                                     ---------------------      Total
                                                             Shareholders'
                                      Shares      Value         Equity
                                     -------    ----------   -------------
Balance, June 1, 1997                 45,833    $(278,922)   $ 13,071,048

Shares issued under Employee
  Stock Purchase Plan                      -            -          26,083
Exercise of stock options
  including income tax benefit             -            -         500,132
Issuance of stock in connection
  with EFCC merger (Note 2)                -            -       4,850,000
Issuance of stock options
  (Note 14)                                -            -         145,000
Net loss                                   -            -      (4,159,236)
                                     -------    ----------   -------------
Balance, May 31, 1998                 45,833     (278,922)     14,433,027

Shares issued under Employee
  Stock Purchase Plan                      -            -          13,233
Exercise of stock options
  including income tax benefit             -            -          39,011
Issuance of preferred stock
  (Note 10)                                -            -         459,749
Net loss                                   -            -      (1,556,035)
                                     -------    ----------   -------------
Balance, May 31, 1999                 45,833     (278,922)     13,388,985

Shares issued under Employee
  Stock Purchase Plan                      -            -           6,092
Exercise of stock options
  including income tax benefit             -            -          70,391
Dividends to preferred
  shareholders (Note 9)                    -            -         (30,562)
Acquisition of treasury shares        33,266     (111,769)       (111,769)
Net loss                                   -            -        (664,491)
                                     -------    ----------   -------------
Balance, May 31, 2000                 79,099    $(390,691)   $ 12,658,646
                                     =======    ==========   =============


               See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended
                                                                                          May 31,
                                                                     ------------------------------------------------
                                                                         2000              1999             1998
                                                                     -------------    -------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                          $    (664,491)   $  (1,556,035)    $  (4,159,236)
                                                                     -------------    -------------     -------------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Provision for doubtful accounts                                     545,315        1,586,581         1,561,874
       Depreciation and amortization                                     1,040,396        1,276,291           961,431
       Deferred income taxes                                               130,000         (978,000)       (1,000,985)
       Loss on disposal of assets                                          168,579               -                 -
       Forgiveness of note receivable from officer                              -            25,000                -
       Impairment of intangible assets                                          -           186,946           380,008
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                             947,714       (1,245,251)          597,561
           Prepaid expenses and other current assets                        22,417           34,270         1,095,943
           Income tax receivable                                                -         1,225,522        (1,152,208)
           Other assets                                                    (18,469)          45,216             7,093
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                        (1,223,970)      (2,433,848)        1,278,163
           Due to Medicare                                                      -         1,576,037         1,017,287
           Other liabilities                                              (440,711)         310,162           795,255
                                                                     -------------    -------------     -------------
       Total adjustments                                                 1,171,271        1,608,926         5,541,422
                                                                     -------------    -------------     -------------
       Net cash provided by operating activities                           506,780           52,891         1,382,186
                                                                     -------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangibles                                                      -          (275,898)               -
   Purchase of property and equipment                                     (120,450)        (314,483)         (999,665)
   Business acquisitions, net of cash acquired                            (387,399)              -         (2,786,702)
                                                                     -------------    -------------     -------------
       Net cash used in investing activities                              (507,849)        (590,381)       (3,786,367)
                                                                     -------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) from revolving credit line                   (1,376,601)          17,632         3,585,852
   Repayment of long-term debt                                                  -          (125,000)         (125,000)
   Proceeds from the issuance of stock under option plans                   76,483           52,244           671,215
   Payment of costs in connection with preferred stock offering                 -          (115,251)               -
   Proceeds from issuance of preferred stock                                    -           575,000                -
   Acquisition of treasury shares                                         (111,769)              -                 -
                                                                     -------------    -------------     -------------
       Net cash (used in) provided by financing activities              (1,411,887)         404,625         4,132,067
                                                                     -------------    -------------     -------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                 (1,412,956)        (132,865)        1,727,886

CASH AND CASH EQUIVALENTS, beginning of year                             1,734,421        1,867,286           139,400
                                                                     -------------    -------------     -------------

CASH AND CASH EQUIVALENTS, end of year                               $     321,465    $   1,734,421     $   1,867,286
                                                                     =============    =============     =============

SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                                 $     101,000    $      55,000     $     118,000
                                                                     =============    =============     =============
   Interest paid                                                     $     771,000    $     568,000     $     440,000
                                                                     =============    =============     =============


                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED MAY 31, 2000


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

       c.  Revenue recognition and allowance for doubtful accounts

           Net patient service revenues is reported at estimated net realizable amounts from patients, third-party payors, and others for services rendered and includes estimated retroactive revenue adjustments due to future audits, reviews, and investigations. Retroactive adjustments are considered in the recognition of revenue on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as years are no longer subject to such audits, reviews and investigations. A provision for doubtful accounts is made for revenue estimated to be uncollectible and is adjusted based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for doubtful accounts.

           Under Medicaid, Medicare and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. Revenues from Medicaid programs account for approximately 67% and 70% of the Company's net patient revenue for the years ended May 31, 2000 and 1999. Laws and regulations governing the Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC; however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

       d.  Net income (loss) per common share

           The basic calculation is determined by dividing net income attributable to common shares outstanding (the basic numerator) by the weighted average number of common shares outstanding (the basic denominator) during the period.

           The diluted calculation is determined by adjusting the basic numerator for any changes in income or loss that would result from the assumed exercise of potentially issued common shares. Additionally, the basic denominator is increased to include the additional number of common shares that would be outstanding if the potentially issued common shares had been issued, if dilutive. Potentially issued common shares, consisting of options, are not included in this calculation where the effect of the inclusion would be anti-dilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants. For the years ended May 31, 2000, 1999 and 1998, the effect of any common stock equivalents would have been anti-dilutive.

       Net loss available to common shareholders was computed as follows:

                                                                            Years Ended May 31,
                                                        --------------------------------------------------------
                                                             2000                1999                 1998
                                                        -------------       --------------       ---------------
       Net loss                                         $    (664,491)      $   (1,556,035)      $    (4,159,236)
       Dividends on preferred shares                          (50,002)                  -                     -
                                                        --------------      --------------       ---------------
       Net loss available to common
         shareholders                                   $    (714,493)      $   (1,556,035)      $    (4,159,236)
                                                        =============       ==============       ===============

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

       l.  New accounting pronouncements

           In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company was required to implement SOP 98-1 for the year ending April 30, 2000. Adoption of SOP 98-1 did not have a material impact on the Company's financial condition or results of operations.

           In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities." SOP 98-5, provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to implement SOP 98-1 for the year ending April 30, 2000. As the Company has expensed these costs historically, the adoption of this standard did not have a significant impact on the Company's results of operations or financial position.

           In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000 and therefore will be effective for the Company's fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

       m.  Reclassifications

           Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 2000.

2.     Mergers and Acquisitions:

       a. On September 9, 1997, the Company acquired Extended Family Care Corporation ("EFCC") through the merger of EFCC into a wholly-owned subsidiary of the Company. The Company paid $2,400,000 in cash and issued 324,720 shares of common stock to EFCC shareholders for an aggregate purchase price of approximately $7,250,000. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $6,800,000 is being amortized over 40 years.

       b. On May 28, 2000, the Company acquired, through a wholly owned subsidiary, certain assets of the Pennsylvania operations of U.S. HomeCare Corp. ("U.S. HomeCare-Pennsylvania") for $300,000 in cash. The acquisition price was allocated to contract costs, which is being amortized over a fifteen year period.

       The above acquisitions have been accounted for utilizing purchase accounting principles. Accordingly, the results of these operations have been included in the accompanying consolidated financial statements since the dates of acquisition.

       Had the Company referred to in Note 2b been acquired on June 1, 1998, there would have been no material effect on the consolidated operations of the Company for the years ended May 31, 2000 and 1999.

3.     Property and Equipment:

       Property and equipment consists of the following:

                                                                                            May 31,
                                                                             -----------------------------------
                                                                                  2000                  1999
                                                                             -------------         -------------
       Furniture and fixtures                                                $     630,000         $     931,000
       Computer equipment                                                        2,118,000             2,178,000
       Leasehold improvements                                                      128,000               127,000
       Other                                                                       291,000               341,000
                                                                             -------------         -------------
                                                                                 3,167,000             3,577,000
       Less accumulated depreciation                                             1,854,000             1,844,000
                                                                             -------------         -------------

                                                                             $   1,313,000         $   1,733,000
                                                                             =============         =============

4.     Intangible Assets:

       Intangible assets are as follows:

                                                                                             May 31,
                                                       Amortization         ------------------------------------
                                                          Period                 2000                  1999
                                                     ----------------       --------------        --------------
       Goodwill                                            5 - 40           $   10,073,000        $   10,073,000
       Customer contracts                                 11 - 15                1,855,000             1,555,000
       Covenants not-to-compete                            2 - 8                   335,000               335,000
       Nurses' list                                        9 - 15                  563,000               563,000
       Other                                               2 - 25                  740,000               652,000
                                                                            --------------        --------------
                                                                                13,566,000            13,178,000
       Less accumulated amortization                                             2,595,000             1,926,000
                                                                            --------------        --------------

                                                                            $   10,971,000        $   11,252,000
                                                                            ==============        ==============

5.     Accrued Expenses:

       Accrued expenses are as follows:

                                                                                            May 31,
                                                                                ------------------------------
                                                                                   2000               1999
                                                                                ----------         -----------
       Medicaid settlement (a)                                                  $  230,000         $   242,000
       Professional fees                                                            99,000             285,000
       Interest                                                                     45,000              51,000
       Other                                                                       146,000              93,000
                                                                                ----------         -----------

                                                                                $  520,000         $   671,000
                                                                                ==========         ===========

       (a) In August 1995, the Office of Deputy Attorney General for Medicaid Fraud Control conducted a review of personnel, clinical and billing records for the years 1992 through 1995. In fiscal year 1998, the Company accrued $1,000,000 in connection with this matter.

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

           In May 1999, the Company negotiated a $1,167,000 settlement with the State of New York in connection with these matters. The settlement agreement provided for an initial payment of $200,000, with the balance payable over four years at 9% interest per annum. Included in accrued expenses and other long-term liabilities at May 31, 2000 was $230,000 and $521,000, respectively, and at May 31, 1999 was $242,000 and $751,000, respectively.

6.     Revolving Credit Line:

       On November 9, 1998, the Company entered into a $10 million revolving credit facility (the "Credit Facility"). The Credit Facility, as amended, permits the Company to borrow up to 70% of eligible accounts receivable (as defined) that are aged less than 180 days at LIBOR+4%, and the remaining eligible accounts receivable (as defined) at LIBOR+7%. The Credit Facility expires on November 8, 2000 and requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All the assets of the Company collateralize the Credit Facility.

       In connection with entering into the Credit Facility, Star Multi Care Services, Inc. and certain of its subsidiaries (the "Members") formed SMCS Care, LLC (a limited liability company) (the "LLC"). The operating agreement of the LLC provides for its members to sell its eligible receivables to the LLC and whereby the LLC will borrow from the lender in accordance with the Credit Facility.

       At May 31, 2000, the Company was in violation of certain financial covenants contained in the credit facility agreement. On September 12, 2000, the Bank waived compliance with the covenant violations and amended the terms of the credit facility. The amended agreement provides for changes to certain financial ratios and covenants. In addition, the amended agreement reduced the maximum amount of the facility from $10 million to $7 million, reduced the interest rate from LIBOR + 4% to LIBOR + 3.75%, and increased the borrowing base percentage on eligible accounts receivable from 80% to 90%. The borrowing base percentage will be decreased by 1/2% per month through January 2001, when the borrowing base percentage is equal to 87.5%. The amended facility expires on September 12, 2003.

7.     Income Taxes:

       The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on the applicable laws. At May 31, 2000, the Company has a net operating loss carryforward of approximately $5,172,000 for federal income tax purposes which may be applied against future taxable income through 2015.

       The provision (benefit) for income taxes from continuing operations consists of the following:

                                                                          Years Ended May 31,
                                                        -------------------------------------------------
                                                            2000             1999               1998
                                                        -----------       -----------       -------------
       Current:
         Federal                                        $  (178,000)      $   176,000       $    (709,000)
         State and local                                     48,000            40,000              40,000
                                                        -----------       -----------       -------------
                                                           (130,000)          216,000            (669,000)
                                                        -----------       -----------       -------------
       Deferred:
         Federal                                            173,000          (730,000)           (346,000)
         State and local                                    (43,000)         (133,000)           (168,000)
                                                        -----------       -----------       -------------
                                                            130,000          (863,000)           (514,000)
                                                        -----------       -----------       -------------

                                                        $        -        $  (647,000)      $  (1,183,000)
                                                        ===========       ===========       ==============

       The components of the net deferred tax assets are as follows:

                                                                      May 31,
                                                       -----------------------------------
                                                            2000                  1999
                                                       --------------        -------------
       Deferred tax assets:
         Allowance for doubtful accounts               $      531,000        $     964,000
         Accrued expenses                                     521,000              487,000
         Tax credits                                          187,000                   -
         Net operating loss carryforward                    2,824,000            1,654,000
         Stock compensation                                    56,000               56,000
         Amortization of intangible assets                         -               408,000
         Other                                                 55,000              150,000
                                                       --------------        -------------
                                                            4,174,000            3,719,000
       Valuation allowance                                   (542,000)            (343,000)
                                                       --------------        -------------
                                                            3,632,000            3,376,000
                                                       --------------        -------------
       Deferred tax liabilities:
         Depreciation and amortization                        463,000              242,000
         Other                                                165,000                   -
                                                       --------------        -------------
                                                              628,000              242,000
                                                       --------------        -------------

       Net deferred tax assets                         $    3,004,000        $   3,134,000
                                                       ==============        =============

       A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                            Years Ended May 31,
                                                       ---------------------------------------------------------
                                                            2000                  1999                 1998
                                                       --------------       --------------        --------------
       Computed federal income tax
         at statutory rates                            $     (214,000)      $     (680,000)       $   (1,294,000)
       State taxes, net of federal benefit                    (38,000)            (120,000)             (228,000)
       Items without tax benefit                              102,000              120,000               107,000
       Adjustments to prior years' tax liability              (50,000)             (88,000)              262,000
       Valuation allowance                                    200,000              185,000                    -
       Tax credits                                                 -                    -                (48,000)
       Other, net                                                  -               (64,000)               18,000
                                                       --------------       --------------        --------------

                                                       $           -        $     (647,000)       $   (1,183,000)
                                                       ==============       ==============        ==============

8.     Due to Medicare:

       Amounts due to Medicare represent periodic interim payments ("PIP") received from Medicare in excess of the current volume of business. There is no scheduled repayment of this liability, and on July 1, 1999, the Company ceased operations of its Medicare business. See Note 18.

9.     Shareholders' Equity:

       a. Capitalization

          On December 13, 1999, the Company effected a 1 for 3 reverse stock split. All references to number of shares and per share data in the financial statements and accompanying notes for all periods presented have been restated to reflect the reverse stock split.

          In addition, the Company amended its Certificate of Incorporation and decreased the amount of authorized common stock from 10,000,000 to 5,000,000 shares. The par value of the common stock remained unchanged at $.001 per share.

       b. Preferred stock

          The Company has authorized 5,000,000 shares of preferred stock, $1.00 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

       In April 1999, the Company completed a private placement by the sale of 575 Series A 8% Convertible Preferred Stock for $575,000. After sixty days from the closing date, the Preferred Stock may be converted to common stock equal to the lessor of: (i) 125% of the market price of common stock three trading days immediately preceding the closing date, or (ii) the market price of the Company's Common stock discounted from 10% to 30%, such discount increasing with the passage of time. Holders of the preferred shares can convert the stated value of their shares, in whole or in part, into common stock at a maximum conversion price of $4.22 per share (136,296 shares), and have liquidation preference over common shareholders. The Preferred Stock pays an 8% annual dividend payable quarterly that may be converted to common stock at the option of the Company. Additionally, holders of the preferred shares received a Common Stock Purchase Warrant for the right to purchase 16,667 common stock shares of the Company, expiring April 2001, at 115% of the closing bid price on the trading day immediately preceding the closing date of this sale.

10.    Stock Option Plans:

       Incentive stock option plans

       The Company has two stock option plans (the "Plans") as adopted and as adjusted for stock dividends. Participants may be granted either Incentive Stock Options or Non-Qualified Stock Options to purchase shares of common stock. The purpose of the Plans is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plans to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between August 2002 and December 2008.

       The incentive stock options may be granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options are authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.

       Non-Employee Directors Stock Option Plan

       The Company has adopted a non-qualified stock option plan for all non-employee Directors of the Company. The plan is designed to provide an incentive to Directors and attract and retain the services of experienced and knowledgeable non-employee Directors. The plan expires on March 25, 2007.

       A summary of the Company's various fixed stock option plans as of May 31, 2000, 1999 and 1998, and changes during the years then ended is presented below.

                                                                    Years Ended May 31,
                                    ----------------------------------------------------------------------------------
                                               2000                        1999                        1998
                                    -------------------------   -------------------------   --------------------------
                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
       Fixed Stock Options             Shares         Price        Shares         Price        Shares         Price
       -------------------          -----------   -----------   -----------   -----------   -----------   ---------
Outstanding, beginning of year         211,741       $ 7.00        194,646       $10.38        175,224       $  8.76

Granted                                292,841         1.76        142,356         4.08         80,667         10.18
Exercised                              (30,144)        2.34         (7,079)        5.51        (56,234)         4.76
Canceled                               (49,103)        6.33       (118,182)        9.15         (5,011)        13.66
                                    ----------                    --------                    --------

Outstanding, end of year               425,335       $ 3.80        211,741       $ 7.00        194,646       $ 10.38
                                    ==========                    ========                    ========

Options exercisable at year end        385,300       $ 3.87        148,443       $ 7.43        157,312       $ 10.59
                                    ==========                    ========                    ========

Weighted average fair value of
   options granted during the year                   $  .62                      $ 0.23                      $  1.02
                                                     ======                      ======                      =======

The following table summarizes information about stock options outstanding at May 31, 2000:

                                             Options Outstanding                              Options Exercisable
                               -----------------------------------------------           -----------------------------
                                                  Weighted
                                                  Average           Weighted                                Weighted
      Range of                                   Remaining          Average                                 Average
      Exercise                    Number        Contractual         Exercise                Number          Exercise
      Price                     Outstanding         Life              Price              Outstanding          Price
----------------               ------------     ------------       ----------            -----------       --------
   $1.25 - $2.20                  251,030           4.25            $   1.58                225,863         $   1.62
   $3.38 - $7.32                  119,256           4.27            $   4.10                107,724         $   4.14
  $9.85 - $13.10                   36,700           3.13            $  11.67                 36,700         $  11.67
 $15.38 - $19.50                   18,349           6.64            $  16.45                 15,013         $  16.69

       Shares reserved for future issuance at May 31, 2000 are comprised of the following:

       Incentive stock option plans                             173,800
       Non-employee Directors stock option plan                  31,833
       Employee stock purchase plan                             106,546
       Underwriter warrants                                      16,667
                                                              ---------

                                                                328,846
                                                              =========


       In November 1995, the Company adopted an Employee Stock Purchase Plan whereby certain employees can purchase shares of common stock at the lesser of 85% of fair market value of the stock at the beginning or end of the calendar year. Since inception of this Plan, a total of 15,264 shares were issued.

       In accordance, with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended May 31, 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts.

                                                                           Years Ended May 31,
                                                      ----------------------------------------------------------
                                                            2000                  1999                  1998
                                                      ---------------       --------------        --------------
       Net loss, as reported                          $      (664,491)      $   (1,556,035)       $   (4,159,236)

       Net loss, pro forma                                   (782,173)          (1,587,199)           (4,178,675)

       Basic loss per share, as reported                        (.41)                 (.30)                (.84)

       Basic loss per share, pro forma                          (.48)                 (.30)                (.84)

       Diluted loss per share, as reported                      (.41)                 (.30)                (.84)

       Diluted loss per share, pro forma                        (.48)                 (.30)                (.84)

       The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended May 31, 2000, 1999 and 1998.

                                                                           Years Ended May 31,
                                                       ---------------------------------------------------------
                                                             2000                 1999                 1998
                                                       ---------------      --------------       ---------------
       Dividend yield                                         0.00%                0.00%                0.00%

       Volatility                                            94.16%               58.00%               58.00%

       Risk-Free interest rate                                5.25%                5.20%                5.40%

       Expected life                                          1.24 year            1 year               1 year

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

11.    Related Party Transactions:

       a. Stock subscription receivable

          On April 20, 1995, the Company accepted a non-recourse promissory note from the former Chief Executive Officer of AMSERV, Eugene J. Mora, in the original principal amount of $198,440, bearing interest at a rate of 10% per annum and maturing in April 2000, and $1,100 in cash for the exercise of options for 14,997 shares of the Company's common stock. The promissory note is secured by 24,208 shares of the Company's common stock owned by Mr. Mora. On January 16, 1996, the promissory note was amended to become a recourse promissory note, secured by 14,997 shares of common stock owned by Mr. Mora, with interest at a rate of 5.73% per annum. Also on January 16, 1996, the Company accepted an additional recourse promissory note from Mr. Mora in the original principal amount of $199,342, bearing interest at a rate of 5.73% per annum and maturing in January 2001, and $1,105 in cash for the exercise of options for 15,065 shares of the Company's common stock.

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

       b. Services

          A former director provided accounting services to the Company for which he was compensated approximately $146,000 in the year 1998.

12.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       Long-Term Debt: The fair value of the Company's long-term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable rate debt at May 31, 2000 and 1999 approximates its fair value.

13.    Concentrations of Credit Risk and Major Customers:

       Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and temporary cash investments.

       The Company provides temporary health care personnel to hospitals, nursing homes, extended care facilities and in-home patients in Florida, Ohio, New Jersey, Pennsylvania, upstate New York and the New York City metropolitan area. At May 31, 2000 and 1999, approximately 42% and 46%, respectively, of accounts receivable was due from Medicaid. Credit losses relating to customers historically have not been significant and within management's expectations.

       The Company places its temporary cash investments with high credit quality financial institutions.

14.    Business Risks:

       The Company's primary business, offering home health care services, is heavily regulated at both the federal and state levels. While the Company is unable to predict what regulatory changes may occur or the impact any particular change, the Company's operations and financial results could be negatively affected. Further, the Company operates in a highly competitive industry, which may limit the Company's ability to price its services at levels that they believe appropriate. These competitive factors may adversely affect the Company's financial results.

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

                       Years Ending
                          May 31,
                       -------------
                           2001                     $  125,000
                           2002                         73,000
                                                    ----------

                                                    $  198,000
                                                    ==========

       b. Leases

          The Company conducts its operations from leased office space under various operating leases which expire at various dates through 2005. Management expects that in the normal course of business these leases will be renewed or replaced by other leases.

       As of May 31, 2000 future net minimum rental payments under operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                       Years Ending
                          May 31,
                       -------------
                           2001                     $     638,000
                           2002                           572,000
                           2003                           361,000
                           2004                           233,000
                           2005                            72,000
                                                    -------------

                                                    $   1,876,000
                                                    =============


       Rental expenses for operating leases for fiscal years ended 2000, 1999 and 1998 were approximately $662,000, $798,000 and $718,000, respectively.

       c. Settlement agreement

          In March 1998, the Company negotiated a settlement agreement with Eugene J. Mora ("Mora") the former President and CEO of AMSERV. The agreement provides for monthly payments of $37,285 through September 2001 in satisfaction of Mora's employment agreement. The Company also exchanged Mora's existing stock options for 30,000 new options with an exercise price of $12.00 per share. The Company recorded a charge to operations of $145,000 for the issuance of these options. In addition, the Company reimbursed Mora $210,000 for legal fees. The agreement also provides for the forgiveness of the subscription receivable of $397,782 plus accrued interest from Mora (Note 11) in exchange for Mora entering into a covenant not-to-compete agreement.

          In accordance with APB Opinion No. 21 "Interest on Receivables and Payables," the Company has discounted its obligations resulting from the settlement of Mora's employment agreement. The liability was discounted at a rate of 9% per annum, and results in a face amount of approximately $1,035,000.

          The aggregate minimum commitment under this agreement is as follows:

                       Years Ending
                          May 31,
                       -------------
                           2001                      $  447,420
                           2002                         447,420
                           2003                         149,140

16.    Contingencies:

       a. The Company is a defendant in several actions which are routine and incidental to its business. In management's opinion, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

       b. The Company is the subject of an examination by the Civil Division of the Department of Justice for Medicare claims for the period July 1995 through December 1996. A review of a sample of those claims is being conducted, and no determination of any liability has been made. Management intends to vigorously defend any ultimate determination of liability, and believes any settlement of this examination will not have a material effect on the consolidated financial position, liquidity or result of operations.

17.    Retirement Plans:

       The Company had a 401(k) savings plan covering all eligible employees which it terminated in December 1998. Contributions for the years ended May 31, 2000, 1999 and 1998 approximated $-0-, $31,000 and $64,000, respectively.

18.    Discontinued Operations:

       In February 1999, the Company adopted a plan to abandon its Medicare business being provided by one of its subsidiaries, American Health Care Services ("American") in the State of Florida. The Company ceased operations effective July 1, 1999. The Company plans to liquidate its assets and discharge its liabilities through an assignment for the benefit of creditors proceeding. Accordingly, the operating results of American, including provisions for estimated losses during the phase-out period of approximately $128,000 have been segregated from continuing operations and reported as a separate line item on the statement of operations.

       The Company has restated its prior financial statements to present the operating results of the American segment as a discontinued operation.

       Operating results (exclusive of any corporate charges or interest expense and the aforementioned provisions) from discontinued operations are as follows:

                                                                           Years Ended May 31,
                                                       ---------------------------------------------------------
                                                             2000                 1999                 1998
                                                       ---------------      --------------       ---------------
       Revenues, net                                   $        40,953      $    1,985,624       $     8,414,290
                                                       ---------------      --------------       ---------------
       Costs and expenses:
         Costs of revenues                                         623           1,834,361             4,604,695
         Selling, general and administrative                    64,862           1,104,431             4,340,394
         Regulatory costs and adjustments                           -           (1,250,000)            1,250,000
         Depreciation and amortization                           5,254             169,339                50,772
         Impairment of intangible assets                            -                   -                380,008
         Restructuring and termination expense                      -              335,211                    -
                                                       ---------------      --------------       ---------------

                                                                70,739           2,193,342            10,625,869
                                                       ---------------      --------------       ---------------
       Operating (loss) income                                 (29,786)           (207,718)            2,211,579
       Other deductions                                         (6,587)             (2,290)              (15,581)
                                                       ---------------      --------------       ---------------
       Loss before income taxes                                (36,373)           (210,008)           (2,227,160)
       Income tax benefit                                           -              (65,000)             (690,000)
                                                       ---------------      --------------       ---------------

       Net loss                                        $       (36,373)     $     (145,008)      $    (1,537,160)
                                                       ===============      ==============       ===============

       Assets and liabilities for the fiscal year ending 2000 and 1999 are as follows:

                                                      May 31,
                                       -----------------------------------
                                             2000                 1999
                                       ---------------      --------------

       Total assets                    $            -       $      598,000
       Total liabilities                     2,593,000           3,252,000

19.    Supplementary Information - Statement of Cash Flows:

       During the year ended May 31, 2000, the Company issued 5,487 shares of common stock in satisfaction of $19,440 of dividends to preferred shareholders.

       During the year ended May 31, 1998, the Company issued 324,760 shares of common stock in connection with the EFCC merger.

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


2.             Financial Statement Schedules

3.  Exhibits:  The following Exhibits are filed as a part of this Report:



Exhibit No.   Description

        3.    (a)  *  The Company's Certificate of Incorporation filed April 25,
                      1961.
              (b)  *  The Company's Certificate of Amendment to Certificate of
                      Incorporation filed February 22, 1989.
              (c)     The Company's Certificate of Amendment to Certificate of
                      Incorporation filed December 4, 1990.
              (d)     The Company's Certificate of Amendment to Certificate of
                      Incorporation filed February 3, 1994. (Incorporated by
                      reference to Exhibit 3 (d) to the Company's Annual Report
                      on Form 10-KSB for the fiscal year ended May 31, 1994.)
        4.1           Registration Rights Agreement between the Company and the
                      Shaar Fund Ltd. dated April 26, 1999.
        5.1           Legal opinion of Muenz & Meritz, P.C.
        9.    (a)     Sternbach Proxy
              (b)     Voting Trust Agreement dated as of June 20, 1996 by and
                      among EFCC, Coss, Arbor, the Voting Trustee of the Issuer and Kaufman.
       10.    (a)  *  Form of Indemnification Agreement between the Company and
                      Stephen Sternbach.
              (b)     Employment  Agreement, dated as of December 3, 1995
                      between the Company and Stephen Sternbach. (Incorporated by reference to Exhibit 10.(x) to the Company's Quarterly
                      Report on Form 10-QSB for the quarterly period ended
                      February 29, 1996.)

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

              (u) Lease dated December 7, 1998 between Lighthouse Hicksville Limited Partnership, a New York limited partnership, and Star Multi Care Services, Inc., a Delaware corporation, for the Company's office space in Hicksville incorporated to the Company's Form 10-Q for period ended November 30, 1998 as Exhibit 10.1 therein.

              (v) Securities Purchase Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999 filed as Exhibit 10(v) in Form S-3/Amendment 2 filed December 14, 1999 filed as Exhibit 10(w) in Form S-3/Amendment 2 filed December 14, 1999.
              (w) Common Stock Purchase Warrant issued to the Shaar Fund, Ltd pursuant to the Securities Purchase Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999
              (x) WAIVER AND AMENDMENT dated as of September 13, 1999 to the Receivables Purchase and Transfer

                      Agreement, dated November 9, 1998, by and among Star Multi Care Services, Inc., each of the parties named on Schedule I thereto (each, including he Primary Servicer, a "Provider" and, collectively, the "Providers") and SMCS Care, LLC, and to the Loan and Security Agreement, dated as of November 9, 1998 between the SMCS Care, LLC and Daiwa Healthco-3 LLC incorporated by reference to the Company's Form 10-Q for period ended November 30, 1999 as
                      Exhibit 10.1 therein.

              (y) WAIVER AND AMENDMENT dated as of September 12, 2000 (this "Amendment"), to the Receivables Purchase and Transfer Agreement, dated as of November 9, 1998 (as amended, modified or supplemented from time to time in accordance with its terms, the "RPTA"), by and among Star Multi Care Services, Inc., a New York corporation (the "Primary Servicer"), each of the parties named on Schedule I thereto (each, including the Primary Servicer, a "Provider" and, collectively, the "Providers") and SMCS Care, LLC, a New York limited liability company (the "Purchaser"), and to the Loan and Security Agreement, dated as of November 9, 1998 (as amended, modified or supplemented from time to time in accordance with its terms, the "LSA") between the Purchaser as borrower (the "Borrower"), and Daiwa Healthco-3 LLC (the "Lender") filed herein.

     16.      (a)     Letter dated April 25, 1995, as amended, from Deloitte &
                      Touche LLP to the Securities and Exchange Commission.
                      (Incorporated by reference to EFCC's Current Report on
                      Form 8-K/A dated March 21, 1995.)
     21.              List of subsidiaries.
     23.      (a)     Consent of Holtz Rubenstein & Co., LLP. filed herein
              (b)     Consent of Ernst & Young LLP. previously filed
              (c)     Consent of Muenz & Meritz, P.C. included in Exhibit 5.1.
                      previously filed.
-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)



(b)            Reports on Form 8-K.

               None

                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date September 13, 2000                 STAR MULTI CARE SERVICES, INC.


                                        By /s/ Stephen Sternbach
                                        Stephen Sternbach,
                                        Chairman of the Board, President and
                                        Chief Executive Officer

               In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                         Capacity                                      Date


/s/ Stephen Sternbach             Chairman of the Board of Directors,           September 13, 2000
---------------------             President and Chief Executive Officer
Stephen Sternbach

/s/ John P. Innes, II             Director                                      September 13, 2000
---------------------
John P. Innes, II

/s/ Matthew Solof                 Director                                      September 14, 1999
-----------------
Matthew Solof

/s/ Charles Berdan                Director                                      September 13, 2000
------------------
Charles Berdan

/s/ Gary L. Weinberger            Director                                      September 13, 2000
----------------------
Gary L. Weinberger

/s/ Gregory Turchan               Senior Vice President, Secretary and          September 13, 2000
-------------------               Chief Operating Officer and Director
Gregory Turchan


                                  Exhibit Index

Exhibit No.    Exhibit

      3.      (a)  *       The Company's Certificate of Incorporation filed April 25, 1961.

              (b)  *       The Company's Certificate of Amendment to Certificate of Incorporation filed February 22, 1989.

              (c)          The Company's Certificate of Amendment to Certificate of Incorporation filed December 4, 1990.

              (e)          The Company's Certificate of Amendment to Certificate of Incorporation filed February 3, 1994.
                           (Incorporated by reference to Exhibit 3 (d) to the Company's Annual Report on Form 10-KSB for the
                           fiscal year ended May 31, 1994.)

              4.1          Registration Rights Agreement between the Company and the Shaar Fund Ltd. dated April 26, 1999.

              5.1          Legal opinion of Muenz & Meritz, P.C.

              9.     (a)   Sternbach Proxy

              (b)          Voting Trust Agreement dated as of June 20, 1996 by and among EFCC, Coss, Arbor, the Voting Trustee of the Issuer and Kaufman.

              10.    (a)   *Form of Indemnification Agreement between the Company and Stephen Sternbach.

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

              (u)          Lease dated December 7, 1998 between Lighthouse Hicksville Limited Partnership, a New York limited partnership, and Star Multi Care Services, Inc., a Delaware corporation, for the Company's office space in Hicksville incorporated to the Company's Form 10-Q for period ended November 30, 1998 as
                           Exhibit 10.1 therein.

              (vi)         Securities Purchase Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999 filed as
                           Exhibit 10(v) in Form S-3/Amendment 2 filed December 14, 1999 filed as Exhibit 10(w) in Form
                           S-3/Amendment 2 filed December 14, 1999.

              (w)          Common Stock Purchase Warrant issued to the Shaar Fund, Ltd pursuant to the Securities Purchase
                           Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999

              (x)          WAIVER AND AMENDMENT dated as of September 13, 1999 to the Receivables Purchase and Transfer Agreement,
                           dated November 9, 1998, by and among Star Multi Care Services, Inc., each of the parties named on
                           Schedule I thereto (each, including he Primary Servicer, a "Provider" and, collectively, the
                           "Providers") and SMCS Care, LLC, and to the Loan and Security Agreement, dated as of November 9, 1998 between the SMCS Care, LLC and Daiwa Healthco-3 LLC incorporated by reference to the Company's Form 10-Q for period ended November 30, 1999 as Exhibit 10.1 therein.

              (y)          WAIVER AND AMENDMENT dated as of September 12, 2000 (this "Amendment"), to the Receivables Purchase and
                           Transfer Agreement, dated as of November 9, 1998 (as amended, modified or supplemented from time to time in accordance with its terms, the "RPTA"), by and among Star Multi Care Services, Inc., a New York corporation (the "Primary Servicer"), each of the parties named on Schedule I thereto (each, including the Primary Servicer, a "Provider" and, collectively, the "Providers") and SMCS Care, LLC, a New York
                           limited liability company (the "Purchaser"), and to the Loan and Security Agreement, dated as of
                           November 9, 1998 (as amended, modified or supplemented from time to time in accordance with its terms, the "LSA") between the Purchaser as borrower (the "Borrower"), and Daiwa Healthco-3 LLC (the "Lender")
                           filed herein.

              16.  (a)     Letter dated April 25, 1995, as amended, from Deloitte & Touche LLP to the Securities and Exchange
                           Commission. (Incorporated by reference to EFCC's Current Report on Form 8-K/A dated March 21, 1995.)

              21.          List of subsidiaries.

              23.  (a)     Consent of Holtz Rubenstein & Co., LLP. filed herein
                   (b)     Consent of Ernst & Young LLP. previously filed
                   (c)     Consent of Muenz & Meritz, P.C. included in Exhibit 5.1. previously filed.

----------------

* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)