Form 10-K/A
period 2000-05-31
STAR MULTI CARE SERVICES INC
filed 2000-10-04
CIK 874038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
                      (Name of Registrant in its charter)

           New York                                          11-1975534
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

33 Walt Whitman Road, Huntington Station, NY                    11746
--------------------------------------------                  ----------
  (Address of principal executive office)                     (Zip Code)

Issuer's telephone number, including area code:  (631) 423-6689
                                                 --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:


         Title of Each Class               Name of each exchange on which registered
Common Stock, par value $.001 per share          Nasdaq SmallCap Market System
---------------------------------------    -----------------------------------------


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On September 28, 2000 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates, (1,564,958 shares) was $1,956,198 (based upon the closing price of the Common Stock on such date on the Nasdaq SmallCap Market).

As of September 28, 2000, the Registrant had 1,780,843 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

                                Position Held with the               Directors
Name                    Age     Company                                Since
----                    ---     ----------------------               ---------
Stephen Sternbach       44      Chairman of the Board of                1987
                                Directors, President and Chief
                                Executive Officer

Charles Berdan+*x       50      Director                                1994

John P. Innes II+*x     65      Director                                1991

Matthew Solof+*x        46      Director                                1992

Gary L. Weinberger      50      Director                                1996

Gregory Turchan         41      Senior Vice President, Secretary,       1998
                                Chief Operating Officer, and
                                Director

+        Member of Compensation Committee
*        Member of Stock Option Committee
x        Member of Audit Committee

STEPHEN STERNBACH

         Stephen Sternbach has been the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1987. From 1978 to 1986, Mr. Sternbach was associated with Automated Data Processing, Inc. ("ADP"), a provider of information services where he held several marketing positions and ultimately the position of Director of Sales. Mr. Sternbach has served on the Board of Trustees of the Long Island Chapter of the National Multiple Sclerosis Society since 1996. Mr. Sternbach earned a Masters Degree in Public Administration from Syracuse University and a B.A. in Industrial Relations & Personnel Administration from Ithaca College.

GREGORY TURCHAN

         Gregory Turchan was elected Senior Vice President, Chief Operating Officer and a member of the Board of Directors of the Company on May 20, 1998. Previously, he had served as Vice President-Operations of the Company since 1996. Mr. Turchan was originally employed by the Company in 1995 to assist in the transition of an acquisition by the Company. Prior to 1995, Mr. Turchan served as an officer of Long Island Nursing Registry, Inc., a home health care provider acquired by the Company in 1995.

JOHN P. INNES II

         John P. Innes II has been a director of the Company since 1991. Since September 1997 he has been Chairman, President and Chief Executive Officer of US Clearing House Corporation and the ACH Processing Company, an electronic funds transfer company. For several months beginning in May of 1996, he was Special Counsel to ValuJet Airlines. He has acted as a private investor and consultant since July 1994. Previously, he was the Chairman of Commonwealth

Associates, an investment bank, from January 1992 to June 1994. Mr. Innes also has served as Managing Director of Sabre Insurance Company, a casualty insurance company (1986-1991), President of Boxhall Group, Inc., a holding company for Sabre Insurance Company (1986-1991), Vice Chairman of the Board of Directors of Wheeling-Pittsburgh Steel Corporation, an integrated steel manufacturing company (1987-1990) and a private investor and consultant (1990-1992).

CHARLES BERDAN

         Charles Berdan became a director of the Company in April 1994. Since January 1999, Mr. Berdan has served as Regional Sales Manager for LearnFrame, an online training company. From April 1994 through June 1998, Mr. Berdan has served as a sales executive for Automatic Data Processing, Inc., a provider of information services. From January 1993 to September 1993, Mr. Berdan was a Vice President of the Senior Bulletin, a newspaper, which the Company purchased in September 1993.

MATTHEW SOLOF

         Matthew Solof has been a director of the Company since November 1992. Since 1991, he has been the President and Chief Executive Officer of AMI Group, a real estate development and acquisition company, and President and Chief Executive Officer of Mercantile Mortgage Association, a mortgage lending company. Since 1996 he has been President and Chief Executive Officer of Landco Mortgage Bankers, Inc., a New York State licensed mortgage banker. From 1983 to 1992, Mr. Solof was a trader at IRV Companies, a firm which specialized in oil trading, and from 1981 to 1991, he was President and Chief Executive Officer of Matthew Solof Trading Company, a firm which also specializes in oil trading.

GARY L. WEINBERGER

         Gary L. Weinberger has been engaged in the private practice of orthodontics for more than 20 years. In addition, Dr. Weinberger is engaged as a consultant on financial planning and management. Dr. Weinberger is a member of the International Board of Standards and Practices for Financial Planners, the International Association of Financial Planners, and the American Association of Orthodontists.

Meetings of the Board of Directors
----------------------------------

         During the Company's last fiscal year, its Board of Directors held four
(4) meetings and acted on eight (8) occasions by unanimous written consent without a meeting.

         The Stock Option Committee of the Board of Directors consists of Messrs. John P. Innes II, Matthew Solof and Charles Berdan. The function of this committee, which held no meetings during the past fiscal year and acted two times by unanimous written consent without meeting, to administer the Company's stock option plans.

         The Audit Committee of the Board of Directors consists of Messrs. John
P. Innes II, Matthew Solof and Charles Berdan and its function is to nominate independent auditors, subject to approval by the Board of Directors, and to examine and consider matters related to the audit of the Company's accounts, the financial affairs and accounts of the Company, the scope of the independent auditors' engagement and their compensation, the effect on the Company's financial statements of any proposed changes in generally accepted accounting principles, disagreements, if any, between the Company's independent auditors and management, and matters of concern to the independent auditors resulting from the audit, including the results of the independent auditors' review of internal accounting controls. The Audit Committee held no meetings during the past fiscal year.

         The Compensation Committee of the Board of Directors consists of Messrs. John P. Innes II, Matthew Solof and Charles Berdan and its function is to fix the salaries, bonuses and other compensation arrangements of the executive officers of the Company, and it also has the authority to examine, administer and make recommendations to the Board with respect to benefit plans and arrangements (other than the stock option plans which are administered by the Stock Option Committee) of the Company and its subsidiaries. The Compensation Committee held one (1) meeting during the past fiscal year.

         The Compliance Committee of the Board of Directors consists of Messrs. Charles Berdan, Gary L. Weinberger and Gregory Turchan. The function of this committee, which had one meeting during the past fiscal year, is to examine and consider matters relating to regulatory and managerial compliance.

         The Board of Directors has no standing nominating committee.

         Each incumbent director attended at least 75% of the meetings of the Board of Directors and the committee on which he served which were held while he was serving as a director and/or committee member during the Company's last fiscal year.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         No members of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended May 31, 2000, its officers, directors and greater than ten- percent shareholders complied with all applicable Section 16 filing requirements, except for filing a Form 5 to reflect the grant of stock options on December 28, 1999. Such Form 5 will be filed within ten business days of the date hereof.

Item 11. Executive Compensation

         The following table provides information with respect to all compensation paid or accrued by the Company during the three most recent fiscal years ended May 31, to those Executive officers of the Company whose salary and bonus for fiscal 1999 exceeded $100,000.

Summary Compensation Table


                                             Annual Compensation                         Long Term Compensation
                                             -------------------   -----------------------------------------------------------------
                                                         Other                             Awards
Name and                                                 Annual    Restricted              ------
Principal                                                Compen-      Stock              Securities           LTIP       All Other
Position                   Year   Salary($)  Bonus($)    sation      Awards         Underlying Options(#)  Payments($)  Compensation
--------                   ----   ---------  --------    ------      ------         ---------------------  -----------  ------------
Stephen Sternbach          2000   $275,917   $ 25,000      --          --                   201,294        $ 27,000(1)   $ 15,125(4)
Chief Executive Officer,   1999   $270,676   $ 25,000      --                                45,848        $ 52,000(2)
President and              1998   $257,250       --                    --                        --        $ 35,000(3)   $288,941(4)
Chairman of the Board



                                             Annual Compensation                         Long Term Compensation
                                             -------------------   -----------------------------------------------------------------
                                                         Other                             Awards
Name and                                                 Annual    Restricted              ------
Principal                                                Compen-      Stock              Securities           LTIP       All Other
Position                   Year   Salary($)  Bonus($)    sation      Awards         Underlying Options(#)  Payments($)  Compensation
--------                   ----   ---------  --------    ------      ------         ---------------------  -----------  ------------
Gregory Turchan            2000   $151,635   $15,000                                         64,211
Senior Vice President,     1999   $129,101   $12,500                                         12,210
Secretary and              1998   $121,627
Chief Operating Officer


(1) Represents $27,000 credited by the Company to a book reserve account as contingent deferred compensation for the benefit of Mr. Sternbach pursuant to a Non-Qualified Retirement and Death Benefit Agreement between the Company and Mr. Sternbach.
(2) Represents $25,000 of income recognized upon partial forgiveness of debt owed by Mr. Sternbach and $27,000 credited by the Company to a book reserve account as contingent deferred compensation for the benefit of Mr. Sternbach pursuant to a Non-Qualified Retirement and Death Benefit Agreement between the Company and Mr. Sternbach.
(3) Represents $35,000 credited by the Company to a book reserve account as contingent deferred compensation for the benefit of Mr. Sternbach pursuant to a Non-Qualified Retirement and Death Benefit Agreement between the Company and Mr. Sternbach.
(4) Represents monies earned by Mr. Sternbach upon the exercise of stock options previously granted.
(5) Options repriced on September 14, 1998 to 110% of the fair market value on such date, or $1.2375.
(6) Options repriced on September 14, 1998 to the fair marke value on such date, or $1.125.

Option/SAR Grants in Last Fiscal Year


                                                                                         Potential
                                                                                         Realized Value at
                                                                                         Assumed Annual
                                                                                         Rates of Stock
                                                                                         Price
                                                                                         Appreciation
                                                                                         for Option Term
----------------------------------------------------------------------------------------------------------
(a)                        (b)      (c)              (d)               (e)               (f)        (g)
                  Number of         % of Total
                  Securities        Options/SARs
                  Underlying        Granted to
                  Options/SARs      Employees in     Exercise or Base  Expiration
Name              Granted (#)       Fiscal Year      Price ($/Sh)      Date               5%        10%
----------------------------------------------------------------------------------------------------------
Stephen Sternbach   100,647             36.9%             $1.375        12/27/04       $104,472   $269,231
Gregory Turchan      32,211             11.8%             $1.25         12/27/04       $34,144    $148,895


         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table contains information concerning the number and value, at May 31, 2000, of the exercised and unexercised options held by Messrs. Sternbach and Turchan


                                                 Number of Securities
                                                 Underlying Unexercised          Value of Unexercised
               Shares                            Options Held at Fiscal          In-the-Money Options Held at
               Acquired on      Value            Year-End                        Fiscal Year-End
Name           Exercise (#)     Realized ($)     (Exercisable/Unexercisable)     (Exercisable/Unexercisable)(1)
----           ------------     ------------     ---------------------------     ------------------------------
Stephen        0                0                201,294/0                       $50,324
Sternbach

Gregory        0                0                64,422/0                        $20,132
Turchan


(1) Fair market value of underlying securities (the closing price of the Company's Common Stock on the Nasdaq National Market) at fiscal year end (May 31, 2000), minus the then effective exercise price.

Employment Agreements and Termination of Employment and Change in Control Arrangements.

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

         On June 21, 2000, the Board of Directors of the Company renewed the employment agreement with Stephen Sternbach originally dated as of December 3, 1995, as amended, for an additional five year term (the "Renewed Sternbach Employment Agreement"). The Renewed Sternbach Employment Agreement provides for an annual salary of $280,813.52, his base salary prior to renewal (subject to annual increase by the amount of the increase in the Consumer Price Index from the immediate preceding year) plus a bonus of 6% of the Company's net profit before taxes in excess of $1,200,000. The Renewed Sternbach Employment Agreement provides that after a Change in Control (as defined in the Sternbach Employment Agreement) of the Company has occurred, if either Mr. Sternbach terminates his employment within six months after he has obtained actual knowledge of the Change in Control or the Company (or any successor thereto) terminates his employment with the Company within one year after the Change in Control, Mr. Sternbach will be entitled to receive (i) his salary, bonuses, awards, perquisites and benefits including, without limitation, benefits and awards under the Company's stock option plans and pension and retirement plans and programs, accrued through the date Mr. Sternbach's employment with the Company is terminated and (ii) a lump-sum payment in cash equal to 2.99 times Mr. Sternbach's base amount.

         In addition, the Renewed Sternbach Employment Agreement terminated the Non-Qualified Retirement and Death Benefit Agreement dated February 1, 1994 Instead, the Renewed Sternbach Employment Agreement provides for an annual contribution by the Company to an investment vehicle of Mr. Sternbach's choice equal to ten percent (10%) of his wages and will no longer be deemed deferred compensation. Additionally, the Company shall continue to pay the premiums of a life insurance policy, owned by Mr. Sternbach, insuring his life for $1.2 million. The cash value of this policy was assigned to Mr. Sternbach.

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

Compensation Committee Report
-----------------------------

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

         The executive compensation program provides an overall level of compensation opportunity that is competitive within the health care industry, as well as with a broader group of companies of comparable size and complexity.

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

         CEO Compensation
         ----------------

         In the case of Stephen Sternbach, the Chief Executive Officer, the Compensation and Stock Option Committee evaluates the Company's mid and long range strategic planning and its implementation as well as the considerations impacting the compensation of executive officers generally which are described above. Mr. Sternbach was awarded a bonus of $25,000 for the year ended May 31, 2000, that will be paid in fiscal 2000-2001.

         Benefits
         --------

         The Compensation Committee endorses the position that equity ownership by management is beneficial in aligning managements' and shareholders' interest in the enhancement of shareholder value. Stock options were granted at exercise prices equal to the market value of the Company's Common Stock on the date of grant.

         The Company provides to executive officers medical benefits that generally are available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for fiscal 2000.

Compensation of Directors

         The Company's non-employee directors are paid a fee of $750 for each Board of Directors meeting which they attend. They are not paid any additional fee for serving on any committees of the Board of Directors. However, in September 1998 and May 1999, the outside directors were granted a non-statutory stock option for the right to purchase up to 1,667 and 3,334 shares, respectively, of common stock of the Company.

Performance Graph
-----------------

         Set forth below is a graph comparing the yearly change in the cumulative shareholder return of the Company's Common Stock with the National Association of Securities Dealers Automated Quotation Market Index and a peer group index of five competing companies for the same period. The comparison assumes $100 was invested at the close of business on May 31, 2000 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no cash dividends during the periods.

                      CUMULATIVE TOTAL SHAREHOLDER RETURNS
                             (Dividends Reinvested)


                                                                           Year Ending
                                             Base
                                           Period
Company Name/Index                        5/31/95     5/31/96      5/30/97     5/29/98     5/28/99      5/31/00
================================================================================================================
STAR MULTI CARE SERVICES                   100.00      197.94       133.67       72.40       37.13        18.56
NASDAQ - U.S.                              100.00      141.15       158.37      201.08      277.03       395.93
PEER GROUP                                 100.00       65.77        58.91       40.13       23.52        18.20



Peer Group Companies
================================================================================================================
IN HOME HEALTH, INC.
NEW YORK HEALTH CARE, INC.
TRANSWORLD HEALTHCARE INC
GENTIVA HEALTH SERVICES




                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

                             [GRAPH POINTS TO COME]

Item 12. Security Ownership of Certain Beneficial Owners and Management

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         Set forth below is the ownership of the Company's Common Stock at September 28, 2000: (i) the only persons or groups who were owners of record or were known by the Company to beneficially own on September 28, 2000 more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" below; and (iv) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.


                                           Amount and Nature
Name and Address                             of Beneficial                  Percent
of Beneficial Owner                            Ownership*                 of Class (1)
-------------------                            ----------                 ------------
Stephen Sternbach
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road
Huntington Station, NY 11746                   396,903(2)                    20.2%

Charles Berdan
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road
Huntington Station, NY 11746                     3,498(3)                      .3%

John P. Innes II
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road
Huntington Station, NY 11746,                    4,998(4)                      .3%

Matthew Solof
33 Fairbanks Boulevard
Woodbury, NY 11797                               4,998(4)                      .3%

Gary L. Weinberger
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road
Huntington Station, NY 11746                     4,998(4)                      .3%



                                           Amount and Nature
Name and Address                             of Beneficial                  Percent
of Beneficial Owner                            Ownership*                 of Class (1)
-------------------                            ----------                 ------------
Gregory Turchan
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road
Huntington Station, NY 11746                    64,422(5)                     3.53%


All directors and executive
officers of the Company as a group
(6 persons)                                    284,208                       23.67%


----------
* All share amounts in this Proxy Statement have been adjusted to take into account the stock dividends effectuated on May 30, 1995, January 12, 1996 and November 4, 1996, respectively, and the 1 for 3 reverse stock split effective on December 13, 1999.

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

(2) Includes 39,868 shares of the Company's Common Stock owned by the Stephen Sternbach Family Trust; Mr. Sternbach disclaims beneficial ownership with respect to these shares. Also includes 201,294 shares of the Company's Common Stock which Mr. Sternbach has a currently exercisable option to purchase pursuant to the Company's 1992 Stock Option Plan.

(3) Includes options to purchase 3,498 shares of the Company's common stock granted under the Company's 1997 Non-Employee Director Stock Option Plan.

(4) Includes options to purchase 4,998 shares of the Company's common stock granted under the Company's 1997 Non-Employee Director Stock Option Plan.

(5) Includes options to purchase 64,422 shares of the Company's common stock granted under the Company's 1992 Stock Option Plan.


Item 13. Certain Relationships and Related Transactions

         None

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

Exhibit No.       Description

         (k)      *        New Jersey Employment agency License.
         (l) Form of Indemnification Agreement between the Company and directors and officers. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
         (m) Asset Purchase Agreement dated as of November 1, 1991 by and among Unity Care Services, Inc., Unity Healthcare Holding Company, Inc. and the Company. (Incorporated by reference to Exhibit 10 (l) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
         (n) Asset Purchase Agreement dated January 30, 1992 by and among Unity Healthcare Holding Company, Inc., Unity Care Services, Inc. and the Company. (Incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated May 26, 1992.)
         (o) Asset Purchase Agreement dated January 30, 1992 by and between Unity Home Care of Florida, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 26, 1992.)
         (p) Employment Agreement dated February 15, 1990, between Alan Spector and the Company, as assignee of Unity Home Care of Florida, Inc. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
         (q) Asset Purchase Agreement dated November 8, 1993 by and between DSI Health Care Services, Inc. and Star Multi Care Services of Long Island, Inc., a wholly owned subsidiary of the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 22, 1993.)
         (r) Asset Purchase Agreement dated as of January 6, 1995, as amended, by and between Long Island Nursing Registry, Inc. and the Company. (Incorporated by reference to Exhibit 21 to the Company's Current Report on Form 8-K dated May 19, 1995.)
         (s) Employment Agreement dated May 19, 1995 by and between the Company and Gregory Turchan. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 19, 1995.)
         (t) Loan Agreement dated November 1, 1995 by and between the Company and Chase Manhattan Bank, N.A. (Incorporated by reference to Exhibit 10.(w) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1995.)
         (u) Lease dated December 7, 1998 between Lighthouse Hicksville Limited Partnership, a New York limited partnership, and Star Multi Care Services, Inc., a Delaware corporation, for the Company's office space in Hicksville incorporated to the Company's Form 10-Q for period ended November 30, 1998 as
                  Exhibit 10.1 therein.
         (v) Securities Purchase Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999 filed as Exhibit 10(v) in Form S-3/Amendment 2 filed December 14, 1999 filed as
                  Exhibit 10(w) in Form S-3/Amendment 2 filed December 14, 1999.
         (w) Common Stock Purchase Warrant issued to the Shaar Fund, Ltd pursuant to the Securities Purchase Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999.
         (x) WAIVER AND AMENDMENT dated as of September 13, 1999 to the Receivables Purchase and Transfer Agreement, dated November 9, 1998, by and among Star Multi Care Services, Inc., each of the parties named on Schedule I thereto (each, including he Primary Servicer, a "Provider" and, collectively, the "Providers") and SMCS Care, LLC, and to the Loan and Security Agreement, dated as of November 9, 1998 between the SMCS Care, LLC and Daiwa Healthco-3 LLC incorporated by reference to the Company's Form 10-Q for period ended November 30, 1999 as
                  Exhibit 10.1 therein.
         (y) WAIVER AND AMENDMENT dated as of September 12, 2000 (this "Amendment"), to the Receivables Purchase and Transfer Agreement, dated as of November 9, 1998 (as amended, modified or supplemented from time to time in accordance with its terms, the "RPTA"), by and among Star Multi

                  Care Services, Inc., a New York corporation (the "Primary
                  Servicer"), each of the parties named on Schedule I thereto
                  (each, including the Primary Servicer, a "Provider" and,
                  collectively, the "Providers") and SMCS Care, LLC, a New York
                  limited liability company (the "Purchaser"), and to the Loan and Security Agreement, dated as of November 9, 1998 (as
                  amended, modified or supplemented from time to time in
                  accordance with its terms, the "LSA") between the Purchaser as borrower (the "Borrower"), and Daiwa Healthco-3 LLC (the
                  "Lender") incorporated by reference to the Form 10-K for
                  fiscal year end May 31, 2000 as Exhibit 10(y) therein.
16.      (a)      Letter dated April 25, 1995, as amended, from Deloitte &
                  Touche LLP to the Securities and Exchange Commission.
                  (Incorporated by reference to EFCC's Current Report on Form
                  8-K/A dated March 21, 1995.)
21.      List of subsidiaries.
23.      (a)      Consent of Holtz Rubenstein & Co., LLP. previously filed.
         (b)      Consent of Ernst & Young LLP. previously filed
         (c)      Consent of Muenz & Meritz, P.C. included in Exhibit 5.1.
                  previously filed.

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


Date October 3, 2000                         STAR MULTI CARE SERVICES, INC.


                                             By /s/ Stephen Sternbach
                                                --------------------------------
                                                Stephen Sternbach,
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer



         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                              Capacity                            Date

/s/ Stephen Sternbach      Chairman of the Board of Directors,         October 3, 2000
-----------------------    President and Chief Executive Officer
Stephen Sternbach

/s/ John P. Innes, II      Director                                    October 3, 2000
-----------------------
John P. Innes, II

/s/ Matthew Solof          Director                                    October 3, 2000
-----------------------
Matthew Solof

/s/ Charles Berdan         Director                                    October 3, 2000
-----------------------
Charles Berdan

/s/ Gary L. Weinberger     Director                                    October 3, 2000
-----------------------
Gary L. Weinberger

/s/ Gregory Turchan        Senior Vice President, Secretary
-----------------------    and Chief Operating Officer                 October 3, 2000
Gregory Turchan


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




                                                     HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
July 28, 2000 (except for Note 6
     for which the date is
     September 12, 2000)

                         STAR MULTI CARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                           May 31,
                                                                            ------------------------------------
         ASSETS  (Note 6)                                                        2000                  1999
         ------                                                             --------------        --------------

CURRENT ASSETS:
   Cash and cash equivalents                                                $      321,465        $    1,734,421
   Accounts receivable, net of allowance for doubtful
     accounts of $1,378,000 and $2,640,000 at May 31,
     2000 and 1999, respectively (Notes 6 and 13)                                8,274,520             9,767,549
   Prepaid expenses and other current assets                                       326,636               349,053
   Deferred income taxes (Note 7)                                                  762,000             1,399,000
                                                                            --------------        --------------
       Total current assets                                                      9,684,621            13,250,023

PROPERTY AND EQUIPMENT, net (Note 3)                                             1,312,754             1,732,455
INTANGIBLE ASSETS, net (Note 4)                                                 10,970,886            11,252,311
DEFERRED INCOME TAXES (Note 7)                                                   2,242,000             1,735,000
OTHER ASSETS                                                                       220,228               201,759
                                                                            --------------        --------------

                                                                            $   24,430,489        $   28,171,548
                                                                            ==============        ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued payroll and related expenses                                     $    2,423,322        $    3,074,708
   Accounts payable                                                                451,283               841,962
   Accrued expenses (Note 5)                                                       519,810               671,153
   Due to Medicare (Notes 8 and 18)                                              2,593,324             2,593,324
                                                                            --------------        --------------
       Total current liabilities                                                 5,987,739             7,181,147
                                                                            --------------        --------------

LONG-TERM LIABILITIES:
   Revolving credit line (Note 6)                                                4,848,883             6,225,484
   Other long-term liabilities (Notes 5 and 15)                                    935,221             1,375,932
                                                                            --------------        --------------
                                                                                 5,784,104             7,601,416
                                                                            --------------        --------------

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
                                                       ===============      ==============       ===============

Exhibit Index

Exhibit No.       Exhibit

3.       (a)      *        The Company's Certificate of Incorporation filed
                           April 25, 1961.
         (b)      *        The Company's Certificate of Amendment to Certificate
                           of Incorporation filed February 22, 1989.
         (c)      The Company's Certificate of Amendment to Certificate of
                  Incorporation filed December 4, 1990.
         (e)      The Company's Certificate of Amendment to Certificate of
                  Incorporation filed February 3, 1994. (Incorporated by
                  reference to Exhibit 3 (d) to the Company's Annual Report on
                  Form 10- KSB for the fiscal year ended May 31, 1994.)
4.1 Registration Rights Agreement between the Company and the Shaar Fund Ltd. dated April 26, 1999.
5.1      Legal opinion of Muenz & Meritz, P.C.
9.       (a)      Sternbach Proxy
         (b)      Voting Trust Agreement dated as of June 20, 1996 by and among
                  EFCC, Coss, Arbor, the Voting Trustee of the Issuer and
                  Kaufman.
10.      (a)      *Form of Indemnification Agreement between the Company and
                  Stephen Sternbach.
         (b)      Employment Agreement, dated as of December 3, 1995 between the
                  Company and Stephen Sternbach. (Incorporated by reference to
                  Exhibit 10.(x) to the Company's Quarterly Report on Form
                  10-QSB for the quarterly period ended February 29, 1996.)
         (c)      *        The Company's 1991 Incentive Stock Option Plan
         (d)      The Company's 1992 Incentive Stock Option Plan (as amended and restated September 13, 1993). (Incorporated by reference to
                  Exhibit 10 (h) to the Company's Annual Report on Form 10- KSB
                  for the fiscal year ended May 31, 1994.)
         (e)      Amendment No. 1 to the Company's 1992 Stock Option Plan.
                  (Incorporated by reference to Exhibit 10.(z) to the Company's
                  Quarterly Report on Form 10-QSB for the quarterly period ended
                  February 29, 1996.)
         (f)      The Company's Employee Stock Purchase Plan, as amended on
                  December 15, 1995. (Incorporated by reference to Exhibit
                  10.(y) to the Company's Quarterly Report on Form 10-QSB for
                  the quarterly period ended February 26, 1996.)
         (g)      Form of Incentive Stock Option Contract (Incorporated by
                  reference to Exhibit 10(j) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended May 31, 1993.)
         (h)      *        Agreement relating to purchase of the Company among
                           Stephen Sternbach, Renee the Company and Leonard
                           Taubenblatt dated December 31, 1986.
         (i)      *        New York State Department of Consumer Affairs
                           Employment Agency License.
         (j)      *        New York State Health Department Home Care License.
         (k)      *        New Jersey Employment agency License.
         (l)      Form of Indemnification Agreement between the Company and
                  directors and officers. (Incorporated by reference to Exhibit
                  10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
         (m)      Asset Purchase Agreement dated as of November 1, 1991 by and among Unity Care

Exhibit No.       Exhibit

                  Services, Inc., Unity Healthcare Holding Company, Inc. and the
                  Company. (Incorporated by reference to Exhibit 10 (l) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  May 31, 1992.)
         (n)      Asset Purchase Agreement dated January 30, 1992 by and among
                  Unity Healthcare Holding Company, Inc., Unity Care Services,
                  Inc. and the Company. (Incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated May 26,
                  1992.)
         (o)      Asset Purchase Agreement dated January 30, 1992 by and between
                  Unity Home Care of Florida, Inc. and the Company.
                  (Incorporated by reference to Exhibit 10.2 to the Company's
                  Current Report on Form 8-K dated May 26, 1992.)
         (p)      Employment Agreement dated February 15, 1990, between Alan
                  Spector and the Company, as assignee of Unity Home Care of
                  Florida, Inc. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
         (q)      Asset Purchase Agreement dated November 8, 1993 by and between
                  DSI Health Care Services, Inc. and Star Multi Care Services of
                  Long Island, Inc., a wholly owned subsidiary of the Company.
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Current Report on Form 8-K dated November 22, 1993.)
         (r)      Asset Purchase Agreement dated as of January 6, 1995, as
                  amended, by and between Long Island Nursing Registry, Inc. and the Company. (Incorporated by reference to Exhibit 21 to the
                  Company's Current Report on Form 8-K dated May 19, 1995.)
         (s)      Employment Agreement dated May 19, 1995 by and between the
                  Company and Gregory Turchan. (Incorporated by reference to
                  Exhibit 99.1 to the Company's Current Report on Form 8-K dated
                  May 19, 1995.)
         (t)      Loan Agreement dated November 1, 1995 by and between the
                  Company and Chase Manhattan Bank, N.A. (Incorporated by
                  reference to Exhibit 10.(w) to the Company's Quarterly Report
                  on Form 10-QSB for the quarterly period ended November 30,
                  1995.)
         (u)      Lease dated December 7, 1998 between Lighthouse Hicksville
                  Limited Partnership, a New York limited partnership, and Star
                  Multi Care Services, Inc., a Delaware corporation, for the
                  Company's office space in Hicksville incorporated to the
                  Company's Form 10-Q for period ended November 30, 1998 as
                  Exhibit 10.1 therein.
         (v)      Securities Purchase Agreement between the Company and the
                  Shaar Fund, Ltd. dated April 26, 1999 filed as Exhibit 10(v)
                  in Form S-3/Amendment 2 filed December 14, 1999 filed as
                  Exhibit 10(w) in Form S-3/Amendment 2 filed December 14, 1999.
         (w)      Common Stock Purchase Warrant issued to the Shaar Fund, Ltd pursuant to the Securities Purchase Agreement between the
                  Company and the Shaar Fund, Ltd. dated April 26, 1999
         (x)      WAIVER AND AMENDMENT dated as of September 13, 1999 to the
                  Receivables Purchase and Transfer Agreement, dated November 9,
                  1998, by and among Star Multi Care Services, Inc., each of the parties named on Schedule I thereto (each, including he
                  Primary Servicer, a "Provider" and, collectively, the
                  "Providers") and SMCS Care, LLC, and to the Loan and Security
                  Agreement, dated as of November 9, 1998 between the SMCS Care,
                  LLC and Daiwa Healthco-3 LLC incorporated by reference to the
                  Company's Form 10-Q for period ended November 30, 1999 as
                  Exhibit 10.1 therein.
         (y)      WAIVER AND AMENDMENT dated as of September 12, 2000 (this
                  "Amendment"), to the Receivables Purchase and Transfer
                  Agreement, dated as of November 9, 1998 (as amended, modified or supplemented from time to time in accordance with its
                  terms, the "RPTA"), by and among Star Multi Care Services,
                  Inc., a New York corporation (the "Primary Servicer"), each of the parties named on Schedule I thereto (each, including the
                  Primary Servicer, a "Provider" and, collectively, the
                  "Providers") and SMCS Care, LLC, a New York limited liability company (the "Purchaser"), and to the Loan and Security
                  Agreement, dated as of November 9, 1998 (as amended, modified or supplemented from time to time in accordance with its
                  terms, the "LSA") between the Purchaser as borrower (the
                  "Borrower"), and Daiwa Healthco-3 LLC (the "Lender")
                  incorporated by reference to the Form 10-K for fiscal year end
                  May 31, 2000 as Exhibit 10(y) therein.
16.      (a)      Letter dated April 25, 1995, as amended, from Deloitte &
                  Touche LLP to the Securities and Exchange Commission.
                  (Incorporated by reference to EFCC's Current Report on Form
                  8-K/A dated March 21, 1995.)
21.      List of subsidiaries.
23.      (a)      Consent of Holtz Rubenstein & Co., LLP. previously filed.
         (b)      Consent of Ernst & Young LLP. previously filed
         (c)      Consent of Muenz & Meritz, P.C. included in Exhibit 5.1.
                  previously filed.

-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)