Form 10-Q
period 2000-08-31
STAR MULTI CARE SERVICES INC
filed 2000-10-13
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED August 31, 2000

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

              Yes  X    No
                  ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 12, 2000:

                     Class                            Number of Shares
          ----------------------------        --------------------------------
         Common Stock, $0.001 par value                  1,815,567

   PART I  FINANCIAL INFORMATION

     Item 1. Financial Statements.

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2000, results of its operations for the three month period ended August 31, 2000 and August 31, 1999 and cash flows for the three month period ended August 31, 2000 and August 31, 1999.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2000, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three month period ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         Note 1:   Net Income Per Common Share

         Net income per common share and per common and common equivalent share is based upon weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

         Net income available to common shareholders was computed as follows:

                                               Three Months Ended August 31,
                                                    2000            1999
                                                    ----            ----

Net income                                       $  26,011      $  91,203
Dividends on preferred shares                      (11,500)       (11,500)
                                                 ----------     ----------
Net income available to common shareholders      $  14,511      $  79,703
                                                 =========      ==========

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

The Credit Facility provided for the LLC to borrow up to 70% of eligible accounts receivable (as defined) that are aged less than 180 days at LIBOR plus 4%, and the remaining eligible accounts receivable (as defined) at LIBOR plus 7%. The credit facility was due to expire on November 8, 2000 and required the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All of the assets of the Company collateralize the Credit Facility. At May 31, 2000, the Company was in violation of certain financial covenants and the lender has granted the Company a waiver for those covenants that were not met.

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

As of August 31, 2000 the borrowing base totaled $5,525,693, and the outstanding loan balance totaled $5,401,663, as compared to $5,797,625 and $6,043,188, respectively, as of August 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information, which the Company's management believes, is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2000.

         The Company is subject to significant external factors, which could significantly impact its business, including changes in Medicare and Medicaid reimbursement, government fraud and abuse initiatives and other such factors, which are beyond the control of the Company. These factors, as well as, future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

Results of Operations.

         Quarter ended August 31, 2000 compared to quarter ended August 31,
1999.

         Net revenues for the quarter ended August 31, 2000 increased $347,987 or 3.3% to $10,760,487 from $10,412,500 for the quarter ended August 31, 1999.
The increase in net revenue for the quarter ended August 31, 2000 from the quarter ended August 31, 1999 is primarily attributable to the acquisition of three new locations in Pennsylvania as of May 8, 2000.

         Gross profit margin increased to 32.6% for the quarter ended August 31, 2000 from 31.4% for the quarter ended August 31, 1999. The increase in the gross profit margin is primarily attributable to lower costs in payroll and payroll related benefits and to increased reimbursement rates in the states of Pennsylvania, Ohio and New Jersey.

         Selling, general and administrative costs increased $277,623 (10.8%) to $2,849,374 for the quarter ended August 31, 2000, up from $2,571,751 for the quarter ended August 31, 1999. Selling, general and administrative costs increased as a percentage of revenue to 26.5% for the quarter ended August 31, 2000, as compared to 24.7% for the quarter ended August 31, 1999 and is primarily attributable to the acquisition of three new locations in Pennsylvania as of May 8, 2000.

         Income from operations decreased to $209,322 for the quarter ended August 31, 2000 from a profit of $290,985 for the quarter ended August 31, 1999, a decrease of $81,663. The decrease in income from operations for the quarter ended August 31, 2000 from the quarter ended August 31, 1999, is attributable to a decline in Medicaid service hour volume in New Jersey, and the decline of Medicare subcontract services.

         Net income for the quarter ended August 31, 2000 decreased to $26,011 from a profit of $91,203 for the quarter ended August 31, 1999, a decrease of $65,192. The decrease in net income for the quarter is attributable to a decline in Medicaid service hour volume in New Jersey, and the decline of Medicare subcontract services.

Financial Condition, Liquidity and Capital Resources

         As of August 31, 2000 cash and cash equivalents were $74,443 as compared with $321,465 at May 31, 2000. The net decrease of $247,022 resulted primarily from the acquisition of additional operations in Pennsylvania and the subsequent funding of accounts receivable.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at August 31, 2000 and May 31, 2000.

         The Company has available a line of credit with a lender which allows for borrowings of up to $7,000,000 (the "Credit Facility"). Pursuant to the Credit Facility, the amount the Company may borrow is limited to 90% of eligible accounts receivables that are aged less than 180 days, declining gradually to 87.5% of eligible accounts receivable effective January 1, 2001. The interest rate was reduced to at LIBOR +3.75% for the entire credit facility. The Credit Facility provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of August 31, 2000, the outstanding principal loan balance is $5,345,586. The amended Credit Facility matures on September 12, 2003. The Company is not in violation of any of the covenants of the Credit.

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

         These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare and Medicaid reimbursement systems, including any changes to the current prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry. This discussion should be read in conjunction with: (i) the attached consolidated financial statements and notes thereto, (ii) with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2000, and (iii) with the section entitled Forward Looking Statements appearing in the Company's Form 10-K which is hereby incorporated by reference.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         27.1 Financial Data Schedule

         (b) Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   STAR MULTI CARE SERVICES, INC.




October 13, 2000                   By:  /s/ Stephen Sternbach
----------------                        -------------------------
Date                                    Chairman of the Board, President and
                                        Chief Executive Officer



October 13, 2000                   By:  /s/ Virginia Wyan
----------------                        -----------------------
Date                                    Controller and Chief Accounting Officer

                         STAR MULTI CARE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        August 31,                May 31,
                                                                                           2000                    2000
                                                                                       -----------               --------
                                                                                         Unaudited                Audited
ASSETS:
Current Assets:
  Cash and cash equivalents                                                           $     74,443            $    321,465
  Accounts receivable, net of allowance for doubtful accounts of
    $1,263,000 and $1,378,000 at August 31, 2000 and May 31,
    2000, respectively                                                                   9,303,450               8,274,520
  Prepaid expenses and other current assets                                                317,528                 326,636
  Deferred income taxes                                                                    746,724                 762,000
                                                                                      -------------           -------------
Total current assets                                                                    10,442,145               9,684,621
Property and equipment, net of accumulated depreciation and
  amortization of $1,951,000 and $1,854,000 at August 31,
  2000 and May 31, 2000 respectively                                                     1,230,074               1,312,754
Intangible assets, net                                                                  10,803,762              10,970,886
Deferred income taxes                                                                    2,242,000               2,242,000
Other assets                                                                               220,930                 220,228
                                                                                      -------------           -------------

                                                                                      $ 24,938,911            $ 24,430,489
                                                                                      =============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accrued payroll and related expenses                                                 $ 2,636,430            $  2,423,322
  Accounts payable                                                                         682,205                 451,283
  Accrued expenses                                                                         425,490                 519,810
  Due to Medicare                                                                        2,593,324               2,593,324
                                                                                      -------------           -------------
Total current liabilities                                                                6,337,449               5,987,739
                                                                                      -------------           -------------
Long-Term Liabilities:
  Revolving credit line                                                                  5,345,586               4,848,883
  Other long-term liabilities                                                              575,844                 935,221
                                                                                      -------------           -------------
Total long-term liabilities                                                              5,921,430               5,784,104
                                                                                      -------------           -------------

Shareholders' equity:
  Convertible preferred stock-aggregate liquidation value
    $575,000; $1.00 par value, 5,000,000 shares authorized;
    575 shares issued                                                                          575                     575
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized;  1,844,666 and 1,839,666 shares issued,
    respectively                                                                             1,845                   1,840
  Additional paid-in capital                                                            21,569,633              21,562,763
  Subscription receivable                                                                 (397,782)               (397,782)
  Deficit                                                                               (8,103,548)             (8,118,059)
  Treasury stock 79,099 common
    shares at August 31, 2000 and May 31, 2000 at cost                                    (390,691)               (390,691)
                                                                                      -------------           -------------
  Total shareholders' equity                                                            12,680,032              12,658,646
                                                                                      -------------           -------------

                                                                                      $ 24,938,911            $ 24,430,489
                                                                                      =============           =============


          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                           Three Months Ended
                                                                                -----------------------------------------
                                                                                August 31, 2000           August 31, 1999
                                                                                ---------------           ---------------
Cash flow from operating activities:
  Net income                                                                     $     26,011               $    91,203
                                                                                 -------------              ------------
  Adjustments to reconcile net income to net cash
  (used in) operating activities:
     Provision for doubtful accounts                                                  179,368                   154,603
     Depreciation and amortization                                                    265,762                   249,859
     Deferred income taxes                                                             15,276                    62,524
     Changes in operating assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable                                                           (1,208,298)                  339,300
     Prepaid expenses and other current assets                                          9,108                    28,119
     Other assets                                                                        (702)                  (15,320)
  Increase (decrease) in liabilities:
     Accrued payroll and related expenses                                             213,108                  (676,093)
     Accounts payable and other accrued expenses                                      236,686                  (270,245)
                                                                                 -------------              ------------
          Total adjustments                                                          (763,064)                 (127,253)
                                                                                 -------------              ------------
          Net cash used in operating activities                                      (737,053)                  (36,050)
                                                                                 -------------              ------------
  Cash flows from investing activities:
          Purchase of property and equipment                                           (6,672)                  (32,654)
                                                                                 -------------              ------------
          Net cash used in investing activities                                        (6,672)                  (32,654)
                                                                                 -------------              ------------
  Cash flows from financing activities:
          (Payments) proceeds from revolving credit line                              496,703                  (234,100)
                                                                                 -------------              ------------
          Net cash (used in) provided by financing activities                         496,703                  (234,100)
                                                                                 -------------              ------------

  Net decrease in cash and cash equivalent                                           (247,022)                 (302,804)
  Cash and cash equivalents at beginning of period                                    321,465                 1,734,421
                                                                                 -------------              ------------
  Cash and cash equivalents at end of period                                     $     74,443               $ 1,431,617
                                                                                 =============              ============
  Supplemental disclosure:
          Income taxes paid                                                      $         --               $        --
                                                                                 =============              ============
          Interest paid                                                          $    179,000               $   169,000
                                                                                 =============              ============


          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                    Three Months Ended
                                            ----------------------------------
                                            August 31, 2000    August 31, 1999
                                            ---------------    ---------------

Net revenues                                 $ 10,760,487       $ 10,412,500
Operating expenses:
  Costs of revenue                              7,256,661          7,145,302
  Selling, general and administrative           2,849,374          2,571,751
  Depreciation and amortization                   265,762            249,859
  Provision for doubtful accounts                 179,368            154,603
                                             ------------       ------------

                                               10,551,165         10,121,515
                                             ------------       ------------

Operating Income                                  209,322            290,985

Interest expense, net                            (168,035)          (161,181)
                                             -------------      -------------

Income before income taxes                         41,287            129,804
(Provision) for income taxes                      (15,276)           (48,027)
                                             -------------      -------------

Income from continuing operations                  26,011             81,777
                                             -------------      -------------
Discontinued operations:
  Income from discontinued operations,
    net of applicable income tax                       --              9,426
                                             -------------      -------------

Net income                                   $     26,011       $     91,203
                                             =============      =============

Basic income (loss) per common share:

  Continuing operations                      $       0.01       $       0.05
  Discontinued operations                            0.00               0.00
                                             ------------       ------------
  Net income (loss)                          $       0.01       $       0.05
                                             =============      =============
Diluted income (loss) per common share:

  Continuing operations                      $       0.01       $       0.05
  Discontinued operations                            0.00               0.00
                                             ------------       ------------
  Net income (loss)                          $       0.01       $       0.05
                                             ============       =============

Weighted average number of common shares:
Basic                                           1,765,458          1,753,078
                                             ============       =============
Diluted                                         1,804,163          1,753,078
                                             ============       =============

          See accompanying notes to consolidated financial statements