Form 10-Q
period 2000-11-30
STAR MULTI CARE SERVICES INC
filed 2001-01-16
CIK 874038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED November 30, 2000

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                          Yes  X    No
                                                              ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 12, 2001:

                  Class                            Number of Shares
         --------------------------          -----------------------------
       Common Stock, $0.001 par value                1,765,567

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX


                                                                                                       Page
Part I - Financial Information

Item 1

   Consolidated Balance Sheets as of November 30, 2000 and May 31, 2000..............................     3

   Consolidated Statements of Operations for the three months and six months
   ended November 30, 2000 and 1999..................................................................     4

   Consolidated Statements of Cash Flows
   for the six months ended November 30, 2000 and 1999...............................................     5

   Notes to Consolidated Financial Statements........................................................     6-7

   Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................................................     7-9


   Part II - Other Information

   Item 6

   Exhibits and Reports on Form 8-K..................................................................     10

   Signatures........................................................................................     10

                                                                              2

                         STAR MULTI CARE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                               November 30,               May 31,
                                                                                                    2000                    2000
                                                                                              ------------              -----------
                                                                                                 Unaudited                  Audited
ASSETS:
Current Assets:
  Cash and cash equivalents                                                                   $    214,566             $    321,465
  Accounts receivable, net of allowance for doubtful accounts of
    $1,176,000 and $1,378,000 at November 30, 2000 and May 31,
    2000, respectively                                                                           9,805,096                8,274,520
  Prepaid expenses and other current assets                                                        440,307                  326,636
  Deferred income taxes                                                                            743,927                  762,000
                                                                                              ------------             ------------
Total current assets                                                                            11,203,896                9,684,621
Property and equipment, net of accumulated depreciation and
  amortization of $2,042,000 and $1,854,000 at November 30,
  2000 and May 31, 2000 respectively                                                             1,151,566                1,312,754
Intangible assets, net                                                                          10,735,268               10,970,886
Deferred income taxes                                                                            2,242,000                2,242,000
Other assets                                                                                       220,440                  220,228
                                                                                              ------------             ------------

                                                                                              $ 25,553,170             $ 24,430,489
                                                                                              ============             ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accrued payroll and related expenses                                                        $  2,299,078             $  2,423,322
  Accounts payable                                                                                 840,103                  451,283
  Accrued expenses                                                                                 884,159                  519,810
  Due to Medicare                                                                                2,593,324                2,593,324
                                                                                              ------------             ------------
Total current liabilities                                                                        6,616,664                5,987,739
                                                                                              ------------             ------------

Long-Term Liabilities:
  Revolving credit line                                                                          5,348,312                4,848,883
  Other long-term liabilities                                                                      888,902                  935,221
                                                                                              ------------             ------------
Total long-term liabilities                                                                      6,237,214                5,784,104
                                                                                              ------------             ------------

Shareholders' equity:
  Convertible preferred stock-aggregate liquidation value
    $575,000; $1.00 par value, 5,000,000 shares authorized;
    575 shares issued                                                                                  575                      575
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized;  1,844,666 and 1,839,666 shares issued,
    respectively                                                                                     1,845                    1,840
  Additional paid-in capital                                                                    21,569,633               21,562,763
  Subscription receivable                                                                         (397,782)                (397,782)
  Deficit                                                                                       (8,084,288)              (8,118,059)
  Treasury stock 79,099 common
    shares at November 30, 2000 and May 31, 2000 at cost                                          (390,691)                (390,691)
                                                                                              ------------             ------------
  Total shareholders' equity                                                                    12,699,292               12,658,646
                                                                                              ------------             ------------

                                                                                              $ 25,553,170             $ 24,430,489
                                                                                              ============             ============


          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                   Three Months Ended                                 Six Months Ended
                                                -------------------------------------------   -------------------------------------
                                                    November 30, 2000    November 30, 1999    November 30, 2000  November 30, 1999
                                                ----------------------    -----------------   -----------------  -----------------
Net revenues                                               $ 10,229,017        $  9,865,995        $ 20,989,504        $ 20,278,494

Operating  expenses:
    Costs of revenue                                          6,835,105           6,770,353          14,091,787          13,915,654
    Selling, general and administrative                       2,696,388           2,363,102           5,534,050           4,934,860
    Depreciation and Amortization                               265,710             233,187             531,472             483,042
    Provision for doubtful accounts                             178,938             148,096             358,306             302,698
                                                           ------------        ------------        ------------        ------------

                                                              9,976,141           9,514,738          20,515,615          19,636,254
                                                           ------------        ------------        ------------        ------------

Operating Income                                                252,876             351,257             473,889             642,240

Interest expense, net                                          (204,030)           (189,853)           (383,777)           (351,034)
                                                           ------------        ------------        ------------        ------------

Income before income taxes                                       48,846             161,404              90,112             291,206
(Provision) for income taxes                                    (18,073)            (59,719)            (33,341)           (107,746)
                                                           ------------        ------------        ------------        ------------

Income from continuing operations                                30,773             101,685              56,771             183,460
                                                           ------------        ------------        ------------        ------------

Discontinued operations:
  Loss from discontinued operations, net of
    applicable income tax                                          --               (48,349)               --               (38,923)
                                                           ------------        ------------        ------------        ------------

Net income                                                 $     30,773        $     53,336              56,771        $    144,537
                                                           ============        ============        ============        ============

Basic income (loss) per common share:

    Continuing operations                                  $       0.01        $       0.06        $       0.02        $       0.10
    Discontinued operations                                        0.00               (0.03)               0.00               (0.02)
                                                           ------------        ------------        ------------        ------------
    Net income (loss)                                      $       0.01        $       0.03        $       0.02        $       0.03
                                                           ============        ============        ============        ============

Diluted income (loss) per common share:

    Continuing operations                                  $       0.01        $       0.06        $       0.02        $       0.06
    Discontinued operations                                        0.00               (0.03)               0.00               (0.02)
                                                           ------------        ------------        ------------        ------------
    Net income (loss)                                      $       0.01        $       0.03        $       0.02        $       0.08
                                                           ============        ============        ============        ============

Weighted average number of common shares:
Basic                                                         1,765,567           1,741,188           1,765,512           1,747,170
                                                           ============        ============        ============        ============
Diluted                                                       1,765,567           1,741,188           1,784,865           1,747,170
                                                           ============        ============        ============        ============

          See accompanying notes to consolidated financial statements


                         STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                                       Six Months Ended
                                                                                        November 30, 2000         November 30, 1999
                                                                                        -----------------         -----------------
Cash flow from operating activities:
  Net income                                                                                   $    56,771              $   144,537
                                                                                               -----------              -----------
  Adjustments to reconcile net income to net cash
  (used in) provided by
  operating activities:
     Provision for doubtful accounts                                                               358,306                  302,698
     Depreciation and amortization                                                                 531,472                  483,042
     Deferred income taxes                                                                          18,073                   36,649
     Changes in operating assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable                                                                        (1,888,882)                 518,052
     Prepaid expenses and other current assets                                                    (113,671)                  20,393
     Other assets                                                                                     (212)                  (5,164)
  Increase (decrease) in liabilities:
     Accrued payroll and related expenses                                                         (124,244)                (526,184)
     Accounts payable and other accrued expenses                                                   753,169                 (743,197)
                                                                                               -----------              -----------
          Total adjustments                                                                       (465,989)                 (86,289)
                                                                                               -----------              -----------
          Net cash (used in) provided by operating activities                                     (409,218)                 230,826
                                                                                               -----------              -----------
  Cash flows from investing activities:
          Purchase of property and equipment                                                      (121,959)                 (64,347)
          Repayment of note receivable from officer                                                   --                      4,750
          Purchase of intangibles                                                                  (35,707)                    --
                                                                                               -----------              -----------
          Net cash used in investing activities                                                   (157,666)                 (59,597)
                                                                                               -----------              -----------
  Cash flows from financing activities:
          Revolving credit line                                                                    499,429                 (707,811)
          Repayment of long-term debt                                                              (46,319)                    --
          Exercise of stock options                                                                  6,875
          Purchase of treasury stock                                                                  --                   (111,769)
                                                                                               -----------              -----------
          Net cash (used in) provided by financing activities                                      459,985                 (819,580)
                                                                                               -----------              -----------

  Net decrease in cash and cash equivalent                                                        (106,899)                (648,351)
  Cash and cash equivalents at beginning of period                                                 321,465                1,734,421
                                                                                               -----------              -----------
  Cash and cash equivalents at end of period                                                   $   214,566              $ 1,086,070
                                                                                               ===========              ===========

  Supplemental disclosure:
          Income taxes paid                                                                    $      --                $    10,000
                                                                                               ===========              ===========
          Interest paid                                                                        $   383,777              $   283,648
                                                                                               ===========              ===========


          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of November 30, 2000, results of its operations for the three and six months periods ended November 30, 2000 and 1999 and cash flows for the six month period ended November 30, 2000 and 1999.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2000, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

         The results of operations for the three and six months periods ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         Note 1 - Net Income Per Common Share

         Net income per common share and per common and common equivalent share is based upon weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

         Net income available to common shareholders was computed as follows:


                                                             Three Months Ended          Six Months Ended
                                                                 November 30,              November 30,
                                                             2000          1999         2000          1999
                                                             ----          ----         ----          ----
Net income                                               $  30,773     $  53,336     $  56,771     $ 144,537
Dividends on preferred shares                              (11,500)      (11,500)      (23,000)      (23,000)
                                                         ---------     ---------     ---------     ---------
Net income available to common shareholders              $  19,273     $  41,836     $  33,771     $ 121,537
                                                         =========     =========     =========     =========


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

Results of Operations

         Quarter ended November 30, 2000 compared to quarter ended November 30, 1999.

         Net revenues for the quarter ended November 30, 2000 increased $363,022 or 4% to $10,229,017 from $9,865,995 for the quarter ended November 30, 1999. The increase in net revenue for the quarter ended November 30, 2000 from the quarter ended November 30, 1999 is primarily attributable to the acquisition of three branch locations in Pennsylvania in May 2000, offset by a decrease in revenue in the New Jersey, New York and Florida branches of the Company.

         Gross profit margin increased to 33.2% for the quarter ended November 30, 2000 from 31.4% for the quarter ended November 30, 1999. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and contract rate increases in New Jersey, Pennsylvania and Ohio.

         Selling, general and administrative costs increased $333,286 (14.1%) to $2,696,388 for the quarter ended November 30, 2000, up from $2,363,102 for the quarter ended November 30, 1999. The increase in selling, general and administrative expenses is primarily attributable to the May 2000 acquisition of three branch locations in Pennsylvania.

         Income from operations decreased to $252,876 for the quarter ended November 30, 2000 from $351,257 for the quarter ended November 30, 1999, a decrease of $98,381. The decrease in income from operations for the quarter ended November 30, 2000 from the quarter ended November 30, 1999 is attributable to additional operating costs associated with the recent acquisition, as noted above.

         Net income for the quarter ended November 30, 2000 decreased to $30,773 from $53,336 for the quarter ended November 30, 1999, a decrease of $22,563. The decrease in net income for the quarter is attributable to additional costs associated with the recent acquisition.

         Six months ended November 30, 2000 compared to six months ended November 30, 1999.

         Net revenues for the six months ended November 30, 2000 increased $711,010 or 3.5% to $20,989,504 from $20,278,494 for the six months ended
November 30, 1999. This increase is primarily attributable to the acquisition of three branch locations in Pennsylvania in May 2000, offset by a decrease in revenue in the New Jersey, New York and Florida branches of the Company.

         Gross profit margin increased to 32.9% for the six months ended November 30, 2000 from 31.4% for the six months ended November 30, 1999. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and contract rate increases in New Jersey, Pennsylvania and Ohio.

         Selling, general and administrative costs increased $599,190 (12.1%) to $5,534,050 for the six months ended November 30, 2000, up from $4,934,860 for the six months ended November 30, 1999. Selling, general and administrative costs increased as a percentage of revenue from 24.3% for the same period last year to 26.4% for the six months ended November 30, 2000. The increase in selling, general and administrative expenses is primarily attributable to the May 2000 acquisition of three branch locations in Pennsylvania.

         Income from operations decreased to $473,889 for the six months ended November 30, 2000 from $642,240 for the six months ended November 30, 1999, a decrease of $168,351. The decrease in income from operations for the six months ended November 30, 2000 from the six months ended November 30, 1999 is attributable to an increase in operating costs associated with the recent acquisition.

         Net income for the six months ended November 30, 2000 decreased to $56,771 from net income of $144,537 for the six months ended November 30, 1999, a decrease of $87,766.

Financial Condition, Liquidity and Capital Resources

         As of November 30, 2000 cash and cash equivalents were $214,566 as compared with $321,465 at May 31, 2000. The net decrease of $106,899 resulted primarily from the acquisition of three branches in Pennsylvania and an increase in accounts receivable.

         The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at November 30, 2000 and May 31, 2000.

         The Company currently has available a line of credit with a bank which allows for borrowings of up to $7,000,000 (the "Credit Facility"). Pursuant to the Credit Facility, the amount the Company may borrow is limited to 87.5% of eligible accounts receivables that are aged less than 180 days at LIBOR +3.75%. The Credit Facility provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of November 30, 2000, the outstanding loan balance is $5,348,312. The Credit Facility matures on September 12, 2003. The Company is not in violation of any of the covenants of the Facility as of November 30, 2000.

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

                                STAR MULTI CARE SERVICES, INC.




January 16, 2001                By:      s/Stephen Sternbach
------------------                 -------------------------
      Date                         Chairman of the Board, President and
                                   Chief Executive Officer

                                Index of Exhibits

         27.  Financial Data Schedule