Form 10-Q
period 2001-02-28
STAR MULTI CARE SERVICES INC
filed 2001-04-18
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED February 28, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 16, 2001:

                 Class                               Number of Shares
         ------------------------            --------------------------------
      Common Stock, $0.001 par value                     614,889

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page
Part I - Financial Information

Item 1

  Consolidated Balance Sheets as of February 28, 2001 and May 31, 2000 ....    3

  Consolidated Statements of Operations for the three months and nine
  months ended February 28, 2001 and February 29, 2000 ....................    4

  Consolidated Statements of Cash Flows
  for the nine months ended February 28, 2001 and February 29, 2000 .......    5

  Notes to Consolidated Financial Statements ..............................  6-7

  Item 2

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations ..................................... 8-10

  Part II - Other Information

  Item 4. Submission of Matters to a Vote of Security Holders .............   10

  Item 6

  Exhibits and Reports on Form 8-K ........................................   11

  Signatures ..............................................................   11

                         STAR MULTI CARE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    February 28,      May 31,
                                                                       2001            2000
                                                                    ------------    ------------
ASSETS:                                                              Unaudited        Audited
Current Assets:
  Cash and cash equivalents                                        $     65,713    $    321,465
  Accounts receivable, net of allowance for doubtful accounts of
    $1,259,000 and $1,378,000 at February 28, 2001 and May 31,
    2000, respectively                                                9,700,363       8,274,520
  Prepaid expenses and other current assets                             347,459         326,636
  Deferred income taxes                                                 759,914         762,000
                                                                   ------------    ------------
Total current assets                                                 10,873,449       9,684,621
Property and equipment, net of accumulated depreciation and
  amortization of $2,126,000 and $1,854,000 at February 28,
  2001 and May 31, 2000 respectively                                  1,071,530       1,312,754
Intangible assets, net                                               10,580,701      10,970,886
Deferred income taxes                                                 2,242,000       2,242,000
Other assets                                                            218,690         220,228
                                                                   ------------    ------------

                                                                   $ 24,986,370    $ 24,430,489
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accrued payroll and related expenses                             $  2,666,017    $  2,423,322
  Accounts payable                                                    1,410,033         451,283
  Accrued expenses                                                      775,803         519,810
  Due to Medicare                                                     2,593,324       2,593,324
                                                                   ------------    ------------
Total current liabilities                                             7,445,177       5,987,739
                                                                   ------------    ------------

Long-Term Liabilities:
  Revolving credit line                                               4,496,434       4,848,883
  Other long-term liabilities                                           334,832         935,221
                                                                   ------------    ------------
Total long-term liabilities                                           4,831,266       5,784,104
                                                                   ------------    ------------

Shareholders' equity:
  Convertible preferred stock-aggregate liquidation value
    $575,000; $1.00 par value, 5,000,000 shares authorized;
    575 shares issued                                                       575             575
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized; 614,889 and 613,222 shares issued,
    respectively                                                            615             613
  Additional paid-in capital                                         21,570,863      21,563,990
  Subscription receivable                                              (397,782)       (397,782)
  Deficit                                                            (8,073,653)     (8,118,059)
  Treasury stock 26,367 common
    shares at February 28, 2001 and May 31, 2000 at cost               (390,691)       (390,691)
                                                                   ------------    ------------
  Total shareholders' equity                                         12,709,927      12,658,646
                                                                   ------------    ------------

                                                                   $ 24,986,370    $ 24,430,489
                                                                   ============    ============

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                        Three Months Ended                         Nine Months Ended
                                              --------------------------------------    --------------------------------------

                                              February 28, 2001    February 29, 2000    February 28, 2001    February 29, 2000
                                              -----------------    -----------------    -----------------    -----------------
Net revenues                                  $       9,012,180    $       9,463,568    $      30,001,679    $      29,742,062

Operating  expenses:
    Costs of revenue                                  5,909,073            6,468,844           20,000,854           20,384,498
    Selling, general and administrative               2,454,090            2,514,393            7,988,099            7,504,618
    Depreciation and Amortization                       238,441              172,326              769,895              655,368
    Provision for doubtful accounts                     190,173               91,471              548,479              394,169
                                              -----------------    -----------------    -----------------    -----------------

                                                      8,791,777            9,247,034           29,307,327           28,938,653
                                              -----------------    -----------------    -----------------    -----------------

Operating Income                                        220,403              216,534              694,352              803,409

Interest expense, net                                  (185,289)            (184,144)            (569,104)            (479,813)
                                              -----------------    -----------------    -----------------    -----------------

Income before income taxes                               35,114               32,390              125,248              323,596
(Provision) for income taxes                            (12,979)             (11,984)             (46,342)            (119,731)
                                              -----------------    -----------------    -----------------    -----------------

Income from continuing operations                        22,135               20,406               78,906              203,865
                                              -----------------    -----------------    -----------------    -----------------

Discontinued operations:
  Loss from discontinued operations, net of
    applicable income tax                                    --                   --                   --              (38,923)
                                              -----------------    -----------------    -----------------    -----------------

Net income                                    $          22,135    $          20,406               78,906              164,942
                                              =================    =================    =================    =================

Basic income (loss) per common share:

    Continuing operations                     $            0.02    $            0.02    $            0.08    $            0.30
    Discontinued operations                                  --                   --                   --                (0.07)
                                              -----------------    -----------------    -----------------    -----------------
    Net income (loss)                         $            0.02    $            0.02    $            0.08    $            0.23
                                              =================    =================    =================    =================

Diluted income (loss) per common share:

    Continuing operations                     $            0.02                 0.01    $            0.07    $            0.09
    Discontinued operations                                  --                   --                   --                (0.02)
                                              -----------------    -----------------    -----------------    -----------------
    Net income (loss)                         $            0.02                 0.01    $            0.07    $            0.07
                                              =================    =================    =================    =================

Weighted average number of common shares:
Basic                                                   588,523              573,756              588,505              579,523
                                              =================    =================    =================    =================
Diluted                                                 588,523              607,993              592,805              594,148
                                              =================    =================    =================    =================

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                Nine Months Ended
                                                      --------------------------------------
                                                      February 28, 2001    February 29, 2000
                                                      -----------------    -----------------
Cash flow from operating activities:
  Net income                                          $          78,906    $         164,942
                                                      -----------------    -----------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for doubtful accounts                            548,479              394,169
     Depreciation and amortization                              769,895              655,368
     Deferred income taxes                                        2,086              214,678
     Changes in operating assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable                                     (1,974,322)             828,854
     Prepaid expenses and other current assets                  (20,823)            (140,842)
     Other assets                                                (3,462)             (42,079)
  Increase (decrease) in liabilities:
     Accrued payroll and related expenses                       242,695             (675,945)
     Accounts payable and other accrued expenses                579,854             (502,460)
                                                      -----------------    -----------------
          Total adjustments                                     144,402              731,743
                                                      -----------------    -----------------
          Net cash provided by operating activities             223,308              896,685
                                                      -----------------    -----------------
  Cash flows from investing activities:
          Purchase of property and equipment                    (39,464)             (72,050)
          Repayment of note receivable from officer               5,000                6,500
          Purchase of intangibles                               (99,022)              (4,033)
                                                      -----------------    -----------------
          Net cash used in investing activities                (133,486)             (69,583)
                                                      -----------------    -----------------

  Cash flows from financing activities:
          Revolving credit line                                (352,449)          (1,220,179)
          Repayment of long-term debt                                --             (431,730)
          Exercise of stock options                               6,875                   --
          Purchase of treasury stock                                 --             (111,769)
                                                      -----------------    -----------------
          Net cash used in financing activities                (345,574)          (1,763,678)
                                                      -----------------    -----------------

  Net decrease in cash and cash equivalent                     (255,752)            (936,576)
  Cash and cash equivalents at beginning of period              321,465            1,734,421
                                                      -----------------    -----------------
  Cash and cash equivalents at end of period          $          65,713    $         797,845
                                                      =================    =================

  Supplemental disclosure:
          Income taxes paid                           $          15,618                   --
                                                      =================    =================
          Interest paid                               $         513,947    $         578,727
                                                      =================    =================

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of February 28, 2001, results of its operations for the three and nine months periods ended February 28, 2001 and February 29, 2000 and cash flows for the nine month period ended February 28, 2001 and February 29, 2000.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2000, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

      The results of operations for the three and nine months periods ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year.

      Note 1 - Net Income Per Common Share

      Net income per common share and per common and common equivalent share is based upon weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

      Net income available to common shareholders was computed as follows:

                                                     Three Months Ended             Nine Months Ended
                                                February 28,    February 29,    February 28,    February 29,
                                                   2001             2000           2001             2000
                                                 ---------       ---------       ---------       ---------
Net income                                       $  22,135       $  20,406       $  78,906       $ 164,942
Dividends on preferred shares                      (11,500)        (11,500)        (34,500)        (34,500)
                                                 ---------       ---------       ---------       ---------
Net income available to common shareholders      $  10,635       $   8,909       $  44,406       $ 130,442
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

      Note 3: Credit Facility

      On September 12, 2000, the Company renegotiated its Credit Facility with its lender on more favorable terms and extended the Credit Facility for an additional three years. The material terms of the new Credit Facility are:

      1. The Credit Facility was reduced to $7 million from $10 million to more accurately reflect the Company's actual borrowing needs and to reduce non-utilization fees.
      2. The interest rate was reduced to LIBOR plus 3.75% for the entire Credit Facility.
      3. The Credit Facility available borrowing base has been reduced from the initial 90% of eligible receivables to 87.5% at the present time.

      4. A number of financial covenants were revised to more realistically measure the Company's financial performance.
      5. The lender granted waivers for all of the financial covenants that were breached in the past fiscal year.

      Note 4: Reverse Stock Split

      The Board of Directors approved a 1 for 3 reverse split of the Company's common stock effective January 25, 2001. The Board authorized an amendment to the Certificate of Incorporation whereby the common stock of the Company would be split in a ratio of one for three shares. The amendment to the Certificate of Incorporation was ratified and approved by the shareholders of the Company at the 2000 Annual Meeting of Shareholders held on January 17, 2001. For all periods presented the per share amounts have been restated to reflect the 1 for 3 reverse split.

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

Results of Operations

      Quarter ended February 28, 2001 compared to quarter ended February 29,
2000.

      Net revenues for the quarter ended February 28, 2001 decreased $451,388 or 5% to $9,012,180 from $9,463,568 for the quarter ended February 29, 2000. The decrease in net revenue for the quarter ended February 28, 2001 from the quarter ended February 29, 2000 is primarily attributable to the elimination of poor margin contracts, closure of an unprofitable skilled nursing division in New Jersey and the closure or consolidation of several low volume offices.

      Gross profit margin increased to 34.4% for the quarter ended February 28, 2001 from 31.6% for the quarter ended February 29, 2000. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and contract rate increases in New Jersey, Pennsylvania and Ohio.

      Selling, general and administrative costs decreased $60,303 (2.4%) to $2,454,090 for the quarter ended February 28, 2001, down from $2,514,393 for the quarter ended February 29, 2000. The decrease in selling, general and administrative expenses is primarily attributable to the Company's restructuring efforts during the past quarter.

      Income from operations increased to $220,403 for the quarter ended February 28, 2001 from $216,534 for the quarter ended February 29, 2000, an increase of $3,869. The increase in income from operations for the quarter ended February 28, 2001 from the quarter ended February 29, 2000 is attributable to the decrease in selling, general and administrative expenses and an increase in the gross profit margin.

      Net income for the quarter ended February 28, 2001 increased to $22,135 from $20,406 for the quarter ended February 29, 2000, an increase of $1,729. The increase in net income for the quarter is attributable to the restructuring efforts, as well an increase in the gross profit margin.

      Nine months ended February 28, 2001 compared to nine months ended February 29, 2000.

      Net revenues for the nine months ended February 28, 2001 increased $259,617 or 1.0% to $30,001,679 from $29,742,062 for the nine months ended
February 29, 2000. This increase is primarily attributable to the acquisition of three branch locations in Pennsylvania in May 2000, offset by a decrease in revenue in the New Jersey, New York and Florida branches of the Company.

      Gross profit margin increased to 33.3% for the nine months ended February 28, 2001 from 31.5% for the nine months ended February 29, 2000. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and contract rate increases in New Jersey, Pennsylvania and Ohio.

      Selling, general and administrative costs increased $483,481 (6.4%) to $7,988,099 for the nine months ended February 28, 2001, up from $7,504,618 for the nine months ended February 29, 2000. Selling, general and administrative costs increased as a percentage of revenue from 25.2% for the same period last year to 26.6% for the nine months ended February 28, 2001. The increase in selling, general and administrative expenses is primarily attributable to the May 2000 acquisition of three branch locations in Pennsylvania.

      Net income for the nine months ended February 28, 2001 decreased to $78,906 from $164,942 for the same period last year, a decrease of $86,036.

Financial Condition, Liquidity and Capital Resources

      As of February 28, 2001 cash and cash equivalents were $65,713 as compared with $321,465 at May 31, 2000. The net decrease of $255,752 resulted primarily from the acquisition of three branches in Pennsylvania and an increase in accounts receivable.

      The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at February 28, 2001 and May 31, 2000.

      The Company currently has available a line of credit with a bank which allows for borrowings of up to $7,000,000 (the "Credit Facility"). Pursuant to the Credit Facility, the amount the Company may borrow is limited to 87.5% of eligible accounts receivables that are aged less than 180 days at LIBOR +3.75%. The Credit Facility provides for the lender to receive a security interest in all of the assets of the Company and its subsidiaries. As of February 28, 2001, the outstanding loan balance is $4,496,434. The Credit Facility matures on September 12, 2003. The Company is not in violation of any of the covenants of the Facility as of February 28, 2001.

      The Company intends to meet its long-term liquidity needs through available cash, cash flow and the new Credit Facility. Revenues had declined due to the elimination of poor margin contracts, closure of an unprofitable skilled nursing division in New Jersey and the closure or consolidation of several low volume offices. This reduction in revenues has therefore caused a reduction in eligible receivables that directly affects the available borrowing base of the Credit Facility. Therefore, in the past quarter, the Company's lender has reduced the funds available to the Company through the Credit Facility forcing the Company to seek either an alternative lender or additional subordinate financing. There can be no assurance that an alternative lender or additional funding will be available to the Company on satisfactory terms. Additionally, there can be no assurance that the Credit Facility can be extended beyond its expiration date and/or can be replaced with another lender under favorable terms.

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

                           PART II: OTHER INFORMATION

Item  4. Submission of Matters to a Vote of Security Holders.

      (a) On January 17, 2001, at 3:00 PM, the Company held its Annual Meeting of Shareholders at the Huntington Hilton Hotel.

      (b)   All of the members of the Board of Directors stood for reelection.

      (c)   The following items were voted upon at that Annual Shareholders
            Meeting:

            (1) The election of a board of six directors to serve until the next annual meeting of shareholders and until their respective successors are elected and qualified;

                  Vote                       For      Withheld
                  ----                       ---      --------
                  Stephen Sternbach       1,321,001   82,137
                  Gregory Turchan         1,400,159    2,979
                  Charles Berdan          1,399,724    3,414
                  John P. Innes II        1,399,724    3,414
                  Matthew Solof           1,400,019    3,119
                  Gary L. Weinberger      1,400,023    3,115

            (2) The ratification and approval of the appointment of Holtz Rubenstein & Co., LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 2001;

                  Vote
                  ----

                        For         Against           Abstain
                        ----        --------          -------
                        1,401,974   542               622

            (3) To approve an amendment to the Company's 1992 Stock Option Plan that would increase the total number of shares authorized to be issued therein by 150,000 shares.

                  Vote
                  ----

                        For         Against           Abstain     Note Voted
                        ----        --------          -------     ----------
                        409,244     113,599           11,191            869,104

            (4) The ratification and approval of the reverse stock split of the Company's common stock in a ratio of 1 for 3 and ratification and approval of an amendment to the Company's Certificate of Incorporation to effectuate this stock split.

                  Vote
                  ----
                        For         Against           Abstain     Note Voted
                        ----        --------          -------     ----------
                        1,403,138   0                 0           0


Item 6. Exhibits and Reports on Form 8-K.

a.    Exhibits:

      None

2.    Reports on Form 8-K.

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         STAR MULTI CARE SERVICES, INC.


April 17, 2001                By: /s/ Stephen Sternbach
--------------                    ------------------------------------
     Date                         Chairman of the Board, President and
                                  Chief Executive Officer