Form 10-K
period 2001-05-31
STAR MULTI CARE SERVICES INC
filed 2001-09-13
CIK 874038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2001

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
      ________________

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
                  --------------------------------------------
                       (Name of Registrant in its charter)

                 New York                                    11-1975534
--------------------------------------------             -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

33 Walt Whitman Road, Huntington Station, NY                    11746
--------------------------------------------             -------------------
  (Address of principal executive office)                     (Zip Code)

Issuer's telephone number, including area code: (631) 423-6689
                                                --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                  Name of each exchange
         Title of Each Class                        on which registered

Common Stock, par value $.001 per share        Nasdaq SmallCap Market System
---------------------------------------        -----------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

On September 10, 2001 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates equaled 559,697 with a market value of $895,515 (based upon the closing price of the Common Stock on such date on the Nasdaq SmallCap Market).

As of September 10, 2001, the Registrant had 601,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of the company are incorporated by reference into Part III hereof.

                                     PART I

Item 1. Description of Business

General Background and History

Star Multi Care Services, Inc. (the "Company") is in the business of providing professional and paraprofessional home health care personnel services to elderly, ill and physically challenged individuals in their homes, and to a lesser extent the Company provides health care facility staffing services for hospitals and skilled nursing facilities. As of the close of the Company's fiscal year the Company was licensed and / or certified in five states to provide a full array of health care personnel services, which included Registered Nurses, Licensed Practical Nurses, Home Health Aide, Nurse Aide, and Personal Care Aide services. In some states the Company was also licensed and / or certified to provide Physical Therapy, Speech Therapy, Occupational Therapy, Respiratory Therapy, and Medical Social Work services.

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

At fiscal year end, the Company maintained 12 licensed offices within the five States it had operated in, which included New York (3 offices), New Jersey (4 offices), Pennsylvania (3 offices), Ohio (1 office), and Florida (1 office). In conjunction with the Premier Asset Purchase Agreement the New York and New Jersey locations / operations at completion of the transaction will be fully transferred to Premier. In the Company's remaining locations in Ohio and Pennsylvania the Company also maintains as a provision of State licensing and contracting requirements Medicare Certified Home Health Agency operations in these states. Star maintains full functionality for service provision across the Company 7 days a week 24 hours a day. As of the fiscal year end the Company employed over 3,000 full-time and part-time employees and serviced over 7,500 clients annually. After completion of the Premier transaction, the Company will maintain approximately 1000 full-time and part-time per diem and office personnel and will service approximately 1000 clients on a weekly basis. Additionally, the Company also maintains corporate facilities in Florida for payroll / billing / collection data processing, with the principal executive offices of the Company remaining located in Huntington Station, New York.

Historically, the Company grew through a series of acquisitions that began in 1992 with the acquisition of certain assets from Unity Healthcare Holding Company, Inc. and its subsidiaries (Unity). This expanded the Company's operations within its existing New York and the adjacent New Jersey markets by adding new contract rights for provision of home care services. In addition, the Unity acquisition added new operations in the state of Florida, which included both, Medicare certified (later discontinued in 1999) and licensed operations in South Florida.

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

In August 1996, the Company and AMSERV Health Care, Inc. consummated a merger whereby the Company acquired control of Amserv, which resulted in Amserv becoming a wholly owned subsidiary of the Company. This acquisition significantly expanded the Company within the northern and central New Jersey markets by adding new office locations in New Jersey. Amserv Health Care of New Jersey, Inc. was a provider of Medicaid and Medicaid Waiver reimbursed paraprofessional services, as well as contract services with Certified Home Health Agencies and Hospice Programs. In addition, this acquisition also brought the Company operations in Ohio operating under the name of Amserv Health Care of Ohio, Inc., d/b/a Central Star Home Health Services. This subsidiary company provides Medicaid and Medicaid Waiver paraprofessional services as well as facility staffing services for professional nursing staff. The office is also Medicare Certified but currently provides no Medicare reimbursed services.

On September 9, 1997 the Company consummated an Agreement and Plan of Merger with Extended Family Care Corporation (EFCC). The Agreement between the Company and EFCC provided for the merger of EFCC Acquisition Corp. (Merger Sub), a New York Corporation and a wholly-owned subsidiary of the Company, with EFCC, with EFCC merging with and into the Merger Sub. At the time the EFCC acquisition added to the Company's existing New York and New Jersey operations as well as expanded these operations by introducing new service contracts that were similar to and compatible with existing paraprofessional contracts in these regions. Additionally, the Company added new market operations in Allentown, Pennsylvania. This particular office predominantly specializes in the provision of skilled Pediatric Nursing services. This office is both Medicaid approved and Medicare certified.

On May 8, 2000 the Company through a subsidiary corporation, EFCC Acquisition Corp. d/b/a Extended Family Care, acquired certain assets of the Pennsylvania offices of US Home Care. The acquisition expanded the Company's existing operations in Pennsylvania by adding three new locations in Philadelphia, Lancaster and Pittsburgh. The acquisition introduced the Company into three new major markets in Pennsylvania and added approximately $5 million in revenue. The Philadelphia office was subsequently closed in December 2000.

Subsequent Event - Sale of Existing Operations

On July 3, 2001 the Company entered into Purchase Agreement with Premier Home Healthcare Services, Inc. ("Premier") to acquire selected assets of the Company's wholly owned subsidiary, Amserv Healthcare of New Jersey, Inc., operating the New Jersey operations of the Company and the New York operations of the Company, with an aggregate purchase price of $5.5 million, $4.0 million and $1.5 million for the New Jersey and New York operations, respectively. Sale of the New Jersey Assets was completed on August 31, 2001 subject to a post closing adjustment to the purchase price based upon certain revenue thresholds. Additionally, on August 31, 2001 the Company entered into a Management Agreement with Premier for management and operation of the Company's New York operations pending New York State regulatory approval and the Company's stockholder approval. Upon receipt of all necessary approvals, the sale of the Company's New York operations will be completed. The purchase price of the New York operations is also subject to adjustment based upon certain revenue thresholds. In the interim period between the effective date of the Management Agreement with Premier and the closing of the New York operations, Premier has loaned the Company $800,000 which is secured by the assets that Premier intends to purchase. Additionally, under the terms of the Purchase Agreement with Premier, Star has retained the account receivables of the New York and New Jersey operations equal to approximately $4.5 million.

The Company used the proceeds from the transaction with Premier to pay-off and terminate its credit facility with Healthcare Finance Group, Inc. ("HFG"). The Company paid HFG a total of $4.4 million in debt obligations and fees.

Organizational Restructuring Changes

Although the Company had implemented organizational restructuring plans over the last two fiscal years in response to industry related reimbursement and regulatory changes the Company again initiated additional restructuring activities in fiscal year 2001. This was done in response to: 1) continued service volume shrinkage across the industry in all areas of reimbursement including Medicare, Medicaid and commercial insurance, 2) the Company's need to improve profitability in order to reduce financial obligation liabilities, and
3) the Company's inability to secure adequate numbers of personnel to expand client service volume due to an industry wide personnel shortage. The restructuring activities were initiated and completed in the Company's second quarter. These restructuring activities included;

o     Senior and middle management personnel changes.

o     General staff consolidations and reductions.

o The closure of all non-profitable, marginally profitable and under performing divisions and locations.

o     The elimination of under performing, low margin and poor paying contracts.

In the prior two fiscal years, the Company also initiated and completed the consolidation of certain licensed offices in both Florida and New York. The licensed offices located in Miami Lakes and Lake Worth were consolidated and centralized into the Company's Hollywood office to increase operational efficiency in the region and reduce cost. Simultaneously, the Company terminated certain under performing low margin managed care contracts in the region to increase the regional operating margin. Additionally, the Company effective February 26, 1999 discontinued Medicare Certified Home Health Agency operations in Florida due to changes in the Medicare reimbursement and authorization methodologies. In May 1999 the Company closed its Syracuse office due to cost containment considerations.

Effective January 1, 1999, the Company successfully completed an, 18 month, automation restructuring project by placing all offices on the same operating software for client intake, scheduling, personnel, clinical data base management, billing and compliance. The system downloads data to the Resource Center into a standard accounting package for payroll, billing, collection, financial and general ledger processing. These changes marked a significant transition from multiple operating systems to one integrated standardized operating system. The Company continues to upgrade these systems to the most recent releases available.

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

A substantial portion of the Company's revenues is derived from home health care services provided to patients who are eligible for Medicaid and Aging related services referred to the Company through contract or subcontract relationships. The Company maintained State and / or County approval and / or contracts in New York, New Jersey, Ohio, and Pennsylvania for provision of professional and paraprofessional Medicaid services which include Registered Nurse, Licensed Practical Nurse, Home Health Aide, Personal Care Aide, Homemaking, and Live-in Companion services. Each State maintain(ed/s) its own initial approval and annual re-approval criteria, which are subject to audit and / or accreditation processes. These services are reimbursed directly by State and / or local government and represent a combination of federal, state and local funding. Clients are referred to the Company by physicians, hospital discharge planning departments and community based medical service organizations. The majority of the business in the states of New York, New Jersey, Ohio, and Pennsylvania was/is Medicaid reimbursed. If a contract were to be lost or an annual approval / accreditation not secured it could have a material and adverse effect on the Company's operating results.

Although the Company discontinued Medicare operations in the State of Florida it is still federally certified to provide Medicare reimbursed Certified Home Health Agency services in the states of Ohio and Pennsylvania. However, the Company conducts no Medicare reimbursed business in these states.

During the fiscal years ended May 31, 2001, 2000, and 1999, 59%70%, and 67%,respectively of the Company's revenue were attributable to Medicaid and Medicare programs for the aged. The reasons for the decrease in the most recent fiscal year are attributable to; 1) general service hour volume reductions in Medicaid services in New Jersey and New York, 2) recruitment shortages and the lack of adequate numbers of personnel to provide these services ; 3) the May 2000 acquisition of the US Home Care operations in Pennsylvania maintained a limited amount Medicaid type services and; 4) the Company's decision to no longer provide Medicare services.

The Company's next largest customer base is derived from other third party payers which consist of subcontracting relationships for provision of personnel with community and facility based organizations that are reimbursed directly by Medicaid and Medicare or other governmental services. This type of subcontract relationship is maintained with Certified Home Health Agencies, Long Term Home Health Care Programs, Hospice Programs, Health Maintenance Organizations (HMOs), Case Management Organizations and related programs. Referrals and reimbursement for client care initiates from these facilities, which in turn are reimbursed by Medicare or Medicaid. This source has accounted for 31%, 16% and 15% of revenue for fiscal years 2001, 2000, and 1999 respectively.

The insurance segment of the Company's business represented 9%, 13% and 14% of the Company's revenue in 2001, 2000, and 1999, respectively. This business is made up of a mix of Long Term Care Insurance, Workers Compensation Insurance, Commercial HMO Insurance, Preferred Provider Organizations (PPO), and general health insurance policies that provide a home health care service benefit. Insurance referrals can come directly through contractual relationships with insurance companies, network alliances, physicians, and hospital based discharge planners.

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

Marketing and Sales

The Company maintained marketing and sales activities in each of the five states it operated in and concentrated its efforts through the use of regional marketing/sales teams comprised of field service office administration and sales representatives. The office Administration educated the sales staff regarding new identified targets, regulatory changes and new service programs. The Company believes in the use of office specific Operational Plans for the management and marketing of regional sales. Post Premier acquisition marketing activities will be conducted by the Office Administrator of each facility. The offices utilize a formal Operational Plan. The individual Office Operational Plan format provides for the comprehensive approach to office growth, marketing, and recruitment, as well as the clinical and fiscal operation of each office. The plan objective is to maximize internal growth and assure clinical / fiscal integrity. The plan serves as the framework for development of a continual process for Quality and Performance Improvement in all areas of responsibility including marketing. The marketing component of the plan identifies all potential referral sources and establishes a systematic referral source contact strategy across the marketing and office staff. The plan is continually reassessed by management and refined to ensure success, and serves as an evaluation tool to identify strengths as well as areas needing organizational support.

The Company's office staff focus on the sales and marketing component goals of these plans. The Company targets the key representatives of the contracting institutions, hospital discharge planning departments, insurance companies, community based facilities, and physicians to secure contractual and referral relationships. Representatives visit targeted facilities and programs, while maintaining the Company's presence with existing referral sources and acting as the first line of communication with new referral sources. Beyond the traditional personnel services offered by the industry the Company offers facility staffing, Shared Aide Team Model services, Skilled High Tech Nursing and Pediatric Nursing specialty services. From an operational perspective the Company markets quality benchmarks as demonstrated by its Joint Commission accreditation (JCAHO), and a full functioning Corporate Compliance Program. The sales representatives are supported by print and radio advertising, direct mailing, and attendance at trade shows and regional health care functions.

Competition

The home health care and facility staffing industry has a variety of local, regional and national organizations, which comprise the Company's competition base. The Company has numerous competitors in each of the markets it serves, however, regulatory and reimbursement changes are causing consolidation within the industry at this time. Smaller local and regional operations are finding it increasingly difficult to remain in the market. Companies similar in size to Star or larger regionally based companies have emerged to be viewed by the Company as its major competitors.

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

As of the close of fiscal year 2001 and through the Premier New Jersey and New York closings the Company maintained(s) all applicable licenses for provision of home care and facility staffing services in the states of New York, New Jersey. Likewise, the Company continues to maintain all applicable licenses and certifications in the states of Pennsylvania, Ohio, and Florida. As a provider of services under Medicare as well as some state Medicaid programs the Company is required by the Federal Health Care Financing Administration and / or state Health Departments to prepare cost reports reflecting annual expenditures and development of capital expenditure plans. The regulatory agencies of the states in which the Company operates require compliance with certain regulations and standards with respect to health care personnel records, client records, nursing and administrative supervision, incident and complaint monitoring and follow-up, and the establishment of professional advisory boards. Additionally, both Federal and State Anti-kickback regulations exist which are complied with.

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

Employees

As of September 2001, the Company employed 64 permanent office and administrative employees. The Company also has a roster of temporary professional and paraprofessional employees (including registered nurses, licensed practical nurses, home health aides, personal care aides and nurses' aides). The Company treats all such persons as employees. The Company currently has no union contracts with any of its employees and believes that its relationship with its employees and independent contractors is good. The Company pays its temporary employees at wages that it believes are competitive within industry standards.

Recruitment of Personnel

Recruitment of adequate numbers of temporary personnel continues to be increasingly difficult in the home health industry resulting from a variety of market forces. The previously strong economic environment, coupled with a moderate to low reimbursement rate structure has hampered the industry in general in recruiting adequate numbers of personnel to provide authorized services. Field service personnel wages and benefit packages are below average as compared to other service type industries outside of health care. Although the downward economy should result in an influx of personnel available to the industry this trend has yet to occur.

To address this issue the Company has focused on higher margin business or attempted to negotiate revised contractual rate agreements with existing referral sources in an effort to permit the Company to offer increased wage and benefit packages to its temporary employees.

Additionally, the Company's focus has been on filling all monthly office-training programs, development of off-site recruitment initiatives and training locations, and recruitment of professional nursing personnel. This project was implemented in March 2000 and has been moderately successful, although future success of the program cannot be guaranteed.

Item 2. Description of Property

Description of Property

The Company leased as of fiscal year end a total of 12 facilities in five states. As of the August 31, 2001 Premier transaction, the Company currently maintains 6 leased facilities. The Company believes that its existing leases will be negotiated as appropriate as they expire, or that alternative properties can be leased on acceptable terms. The Company intends to seek lease space reductions in its Florida Resource Center location by the end of the 3rd quarter of FY 2002 in an effort to reduce operational costs. The Company also believes that its present facilities are well maintained and are suitable for it to maintain existing operations.

The following table describes the location and current use of each of the Company's leased facilities as of September 2001:

Location                      Description
--------                      -----------

New York Facilities
Huntington Station            Corporate Executive Offices

Florida Facilities
Miramar Data Processing, Payroll, Billing, Collections /Nursing and Paraprofessional Services

Ohio Facilities
Mansfield                     Nursing and Paraprofessional Services

Pennsylvania Facilities
Allentown                     Nursing and Paraprofessional Services
Pittsburgh                    Nursing and Paraprofessional Services
Lancaster                     Nursing and Paraprofessional Services

Item 3. Legal Proceedings

On July 16, 1998, the Company was advised that an audit of Star Multi Care Services of Florida, Inc. (d/b/a American Health Care Services) ("American"), the Company's Florida Medicare agency, was commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was conducted in conjunction with the United States Attorney's Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. On July 11, 2001 the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims, both parties mutually agreed upon a settlement amount of $1.0 million payable by Star no later than November 8, 2001. The Company anticipates that it will have the available funds necessary to complete the payment by the due date from the proceeds of the sale of its New Jersey and New York operations to Premier, the collection of the accounts receivable from these operations and availability from the new credit facility.

On May 10, 1999 the Company entered into a Settlement Agreement with the State of New York whereby the State of New York will discharge and forever release the Company, including its officers, directors and employees, for any further liability regarding the Company's submission of claims for or receipt of Medicaid payments for home health care services for the audited period of 1992 through 1996. The Attorney General stated in his press release that the Company has fully cooperated with the State's investigation and immediately remedied the problems the Attorney General's office pointed out by improving its personnel training procedures and submitting revised cost reports.

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

As of May 31, 2001 the outstanding principal balance was $521,425.

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

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters

      Prior to November 11, 1999, the Company's Common Stock was quoted on the Nasdaq National Market System, under the symbol "SMCS", and thereafter, has been traded on the Nasdaq SmallCap market, under the symbol "SMCS". Until June 7, 1996, the Company's Common Stock was also listed on the Pacific Stock Exchange.

      The following table sets forth the high and low sales prices per share for the Common Stock during the periods indicated on the Nasdaq National Market System or the Nasdaq SmallCap Market.

         Period                         High           Low

Year ended May 31, 1999
First Quarter                          $25.317       $11.25
Second Quarter                          16.875        10.125
Third Quarter                           20.25         11.25
Fourth Quarter                          18.00         10.125

Year ended May 31, 2000
First Quarter                          $11.814       $ 6.21
Second Quarter                          11.34          6.75
Third Quarter                           17.625         3.75
Fourth Quarter                          22.875         5.439

Year ended May 31, 2001
First Quarter                          $ 2.188       $ 1.375
Second Quarter                           1.438          .625
Third Quarter                            1.688          .594
Fourth Quarter                           1.820         1.390

As of September 10, 2001 the Company had 601,000 shares of Common Stock outstanding and 734shareholders of record.

The Company did not pay cash dividends on its Common Stock during any of the three years ended May 31, 2001, 2000 and 1999. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. In addition, the Company's agreement with its lender prohibits the payment of cash dividends without the lender's prior consent.

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

The Board of Directors approved a 1 for 3 reverse split of the Company's common stock effective January 25, 2001. The Board authorized an amendment to the Certificate of Incorporation whereby the common stock of Company would be split in a ratio of one for three shares. The amendment to the Certificate of Incorporation was ratified and approved by the shareholders of the Company at the 2000 Annual Meeting of Shareholders held on January 17, 2001. For all periods presented the per share amounts have been restated to reflect the 1 for 3 reverse split that occurred in December 1999 and January 2001.

On April 30, 1999 the Company completed a private placement by the sale of $575,000 Series A 8% Convertible Preferred Stock par value $1.00 per share ("Preferred Stock") to the Shaar Fund, Ltd., providing the Company net proceeds, after fees and expenses, of $500,000. After sixty days, the Preferred Stock may be converted to common stock equal to the lesser of: (a) 125% of the market price three trading days immediately preceding the closing date, or (b) the market price of the Company's common stock discounted from 10% to 30%, such discount increasing with the passage of time. Holders of the preferred shares can convert the stated value of their shares, in whole or in part, into common stock at a maximum conversion price of $12.66 per share and have liquidation preference over common shareholders. The Preferred Stock pays an 8% dividend payable quarterly that may be converted into common stock at the option of the Company. The investor also received a Common Stock Purchase Warrant (the "Warrant") for the right to purchase 5,556 common stock shares of the Company at 115% of the closing bid price on the trading day immediately preceding the closing date of this sale. These warrants expired on April 30, 2001. The common stock to be issued upon conversion of Preferred Stock, the common stock to be issued upon exercise of Warrant, and common stock issued for payment of Preferred Stock dividend was registered by the Company under the Securities Act of 1933 on Form S-3. The Company utilized the proceeds from this sale to satisfy its working capital needs.

Item 6. Selected Financial Data

The statement of operations for the years ended May 31, 2001, 2000, 1999, 1998, and 1997 and balance sheet data as of May 31, 2001, 2000, 1999, 1998, and 1997 as set forth below have been derived from the audited financial statements of the Company and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Description of Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          Year Ended
                                                     ---------------------------------------------------
                                                                            May 31
                                                     ---------------------------------------------------
                                                       2001       2000       1999      1998(1)     1997
                                                       (IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (2) (4)
Net Revenues                                         $38,679    $39,206    $47,108    $49,335    $41,857
Income (Loss) from Operations                         (7,985)       103     (1,316)    (3,367)     3,161
Other Income (Expense)                                  (773)      (731)      (652)      (438)      (140)
Merger Transaction Costs                                  --         --         --         --     (2,808)
Income (Loss) from Continuing Operations              (8,759)      (628)    (1,322)    (2,622)       126
Income (Loss) from Discontinued Operations(4)         (1,000)       (36)      (145)    (1,537)        --
Gain (Loss) on Disposal of Discontinued Operations        --         --        (88)        --         --

Net Income (Loss)                                     (9,759)      (664)    (1,556)    (4,159)       126
Income Per Share (3)
Income (Loss) from Continuing Operations             $(14.21)   $ (1.17)   $ (2.28)   $ (4.74)   $   .27
Income (Loss) from Discontinued Operation            $ (1.62)   $  (.06)   $  (.24)   $ (2.79)        --
Gain (Loss) on Disposal of Discontinued Operations        --    $    --       (.15)        --         --

Net Income (loss)                                    $(15.83)   $ (1.23)   $ (2.67)   $ (7.51)   $   .27
Shares Used in Computing Per Share Amounts               619        579        582        552        468

BALANCE SHEET DATA: (2)
Cash and Cash Equivalents                            $    10    $   321    $ 1,734    $ 1,867    $   139
Working Capital                                       (6,023)     3,696      6,068        750      9,545
Total Assets                                          15,457     24,430     28,171     29,870     20,300
Total Long-Term Obligations                              311      5,784      7,601      1,066      2,945
Redeemable Preferred Stock                                --         --         --         --         --
Shareholders' Equity                                   2,880     12,658     13,388     14,433     13,071
Current Ratio                                            .51       1.62       1.85       1.05       3.23

Cash Dividend Declared Per Common Share              $    --    $    --    $    --    $    --    $    --

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

Results of Operations

Year Ended May 31, 2001 Compared to Year Ended May 31, 2000

Net revenues for the year ended May 31, 2001 decreased $527,616 or 1.3% to $38,679,374, compared to $39,206,990 for the fiscal year ended May 31, 2000. This decrease was primarily attributable to the elimination of poor margin contracts, closure of an unprofitable skilled nursing division in New Jersey and the closure or consolidation of several low volume offices.

Gross profit margin percentages for the fiscal years ended May 31, 2001 and 2000 were 33.3% and 30.3% respectively. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and contract rate increases in New Jersey, Pennsylvania and Ohio.

Selling, General and Administrative expenses ("SG&A"), as a percentage of net revenues was 26% in 2001 as compared with 26% in 2000.

Provision for doubtful accounts as a percentage of net revenues for the year ended May 31, 2001 was 14.3% compared to 1.4% for the year ended May 31, 2000. The increase in reserves for doubtful accounts was attributable to final determination that opportunities were exhausted to collect older accounts receivable of Extended Family Care, Amserv Health Care of New Jersey, Inc. and US Home Care or that the Company had reached timely filing / refiling limits with some payors, as well as cash flow difficulties of certain customers. Interest expense increased to $773,432 during fiscal 2001 as compared to $731,948 in fiscal 2000. Interest on the Credit Facility prior to September 14, 1999 was LIBOR plus 3% for 70% of eligible accounts receivable and LIBOR plus 6% for the remaining 30%. On September 14, 1999 the Credit Facility was amended, and bears interest at LIBOR plus 4% for 70% of eligible accounts receivable and LIBOR plus 7% for the remaining eligible accounts receivable. Interest of $57,632 was paid to New York State on the Medicaid settlement as well as overall higher interest rates in 2001 as compared to 2000 contributed to the increase in interest expense.

During fiscal 2001, the Company initiated a plan to dispose of its New York and New Jersey operations. In connection with this plan of disposal, the Company determined that the carrying value of certain intangibles exceeded their fair values. Accordingly, the Company recorded a charge of $4,205,000 to reflect the fair value of the assets to be disposed of in the sale to Premier.

As the Company fully reserved for any benefit from the operating loss for fiscal year ended May 31, 2001, the Company's effective tax rate for 2001 was 0%, as compared to 0% in 2000 and 31% in 1999. At May 31, 2001 the Company had a net operating loss carry forward for federal income tax purposes.

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

Year Ended May 31, 2000 Compared to Year Ended May 31, 1999

Net revenues for the year ended May 31, 2000 decreased $7,901,687 or 17% to $39,206,990 compared to $47,108,677 for the fiscal year ended May 31, 1999. This decrease was primarily attributable to a reduction in authorization of service hours related to the New Jersey Medicaid Program, the reduction of visit authorizations on Medicare subcontract services provided in New York and New Jersey, resulting from a general reduction in the Medicare Program, and from the termination of under performing contracts in the Company's Florida licensed operations, as well as the discontinuance of the Florida Medicare operations.

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

The Company's effective tax rate for 2000 was 0% as compared to 31% in 1999. At May 31, 2000 the Company had a net operating loss carryforward for federal income tax purposes.

Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

Net revenues for the year ended May 31, 1999 decreased $2,226,853 or 5% to $47,108,677 compared to $49,335,530 for the fiscal year ended May 31, 1998. This decrease was primarily the result of reductions in Medicare reimbursement rates that affected contracts the Company had with Certified Home Health Agencies and Long Term Home Health Care Programs in New York and New Jersey. This together with Medicaid rate reductions realized during fiscal 1999 reduced Star Multi Care Services, Inc revenues approximately $4,614,000 or 17% to 21,930,000 compared to $26,545,000 for fiscal year 1998. These reductions were offset by increases in Amserv Healthcare of New Jersey revenues of approximately $2,271,000 or 12%. Amserv Healthcare of New Jersey revenues was $20,442,000 and $18,170,000 for fiscal year 1999 and 1998 respectively. This increase is the result of an additional three months of billing realized in 1999 as compared to 1998 following the acquisition of EFCC on September 9, 1997.

Gross profit margin percentages for the fiscal years ended May 31, 1999 and 1998 were 30.5% and 30.4% respectively.

Selling, General and Administrative expenses ("SG&A") as a percentage of net revenues were 27% for both years ended May 31, 1999 and 1998 respectively. In an effort to implement cost savings and profitability, the Company's management team aggressively restructured the staff and information systems to achieve cost efficiencies during 1999 and 1998.

Provision for doubtful accounts as a percentage of net revenues for the year ended May 31, 1999 was 3.4% compared to 3.1% for the year ended May 31, 1998. Due to cost constraints and reimbursement reductions being realized throughout the entire health and home care industries, the Company continues to realize longer payment cycles of approximately 72 to 90 days. A charge of approximately $946,000 was taken in the fourth quarter 1999 to increase the allowance for doubtful accounts and to be consistent with the trend of bad debts as a percent to total revenues. A charge of $1,024,000, in excess of the regular provision amount was taken in the year ended May 31, 1998. The Company's allowance for doubtful accounts reflects a conservative position taken on accounts in excess of 180 days. The Company continues to implement aggressive collection procedures and is continually enhancing information systems and internal reporting to address the more stringent documentation and time frame requirements being imposed by managed care contracts.

During 1999 the Company appealed the Medicare assessment (I) of $1,250,000 at the recommendation of legal counsel. Preliminary indications from the Medicare intermediary and regulatory counsel as to the outcome have been favorable based upon the results of similar audits in other home-care companies. Therefore it has been management's decision to reverse the accrual in 1999.

Restructuring and termination expenses were $222,615 and $362,718 for the years ended May 31, 1999 and 1998 respectively. Charges were consistent with the Company's plan to restructure and consolidate several of its operating locations and administrative functions within specific geographic areas. During the fourth quarter 1999, the Company restructured the accounting staff and relocated the department from Miramar, Florida to the corporate offices in New York.

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

Liquidity and Capital Resources

As of May 31, 2001 cash and cash equivalents were $10,511 a decrease of $310,954 from $321,465 for the year ended May 31, 2000. The Company has aggressively reduced its revolving credit line by $1,001,568.

Net cash provided by operations decreased $58,766 to $448,014 from $506,780 as compared to May 31, 2000. On November 9, 1998, the Company entered into a $10 million revolving credit facility with Daiwa Securities America, Inc. (the Credit Facility). In connection with the agreement, Star Multi Care Services, Inc and certain of its subsidiaries (the members) formed SMCS Care, LLC (a limited liability Company) (the "LLC"). The operating agreement of the LLC provides for its members to sell its eligible receivables to the LLC and whereby the LLC will borrow from the lender in accordance with the Credit Facility.

The Credit Facility provides for the LLC to borrow up to 70% of eligible accounts receivable (as defined) that are aged less than

180 days. All of the assets of the Company collateralize the Credit Facility. On September 12, 2000, the Company renegotiated its Credit Facility with its lender on more favorable terms and extended the Credit Facility for an additional three years. The material terms of the new Credit Facility are:

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

As of May 31, 2001 the borrowing base totaled $5,005,937, and the outstanding loan balance totaled $3,847,315, as compared to $5,815,774 and $4,848,883, respectively, as of May 31, 2000. At May 31, 2001, the Company was in violation of certain financial covenants and the lender had granted the Company a waiver for those covenants that were not met.

On August 31, 2001 in conjunction with the Premier Home Healthcare Services, Inc. acquisition of the New Jersey operations of the Company, the Company liquidated all liabilities with this lender and satisfied and paid in full $4,408,031 representing all outstanding loan borrowings and fees. The lending relationship between the two parties was terminated on this date

On August 31, 2001 the Company and certain subsidiaries entered into a new lending agreement with Heller Healthcare Finance, Inc. The new revolving credit facility is a 3-year, $2.0 million facility that provides the Company with the ability to borrow up to 85% of eligible Accounts Receivable aged less than 150 days for the Company and its subsidiaries. Excluded from the borrowing base were the accounts receivable from the New York and New Jersey operations that were retained by the Company as part of the Premier transaction. The interest rate on borrowed funds is equal to the prime Rate plus 1%. Additionally, the line has a $400,000 collateral reserve pending finalizing the closing of the New York operations with Premier, at which time this reserve will be lifted.

On July 11, 2001 the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims both parties mutually agreed upon a settlement amount of $1,000,000 payable by Star by November 8, 2001. The Company believes it will have the available funds necessary to complete the payment by the required date. Such funds will come from the proceeds of the sale of its New Jersey and New York operations to Premier, the collection of the accounts receivable from these offices and availability from its line of credit.

Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

The Company believes that can meet its cash requirements for the next twelve months through the proceeds of the Premier transaction, collection of the receivables retained by the Company of the New York and New Jersey operations, the new credit facility with Heller Healthcare Finance and funds generated from the continuing operations of the Company To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms.

Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

Inflation and Seasonality

The rate of inflation was insignificant during the year ended May 31, 2001. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

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

                          Independent Auditors' Report

Board of Directors and Shareholders
Star Multi Care Services, Inc.
Huntington, New York

We have audited the accompanying consolidated balance sheets of Star Multi Care Services, Inc. as of May 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Multi Care Services, Inc. as of May 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
August 1, 2001 (except for Notes 7 and 22
   for which the date is August 31, 2001)

                         STAR MULTI CARE SERVICES, INC.

                             REPORT ON CONSOLIDATED
                              FINANCIAL STATEMENTS

                         THREE YEARS ENDED MAY 31, 2001

                         STAR MULTI CARE SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                      ----------

Independent Auditors' Report                                             F-2

Consolidated balance sheets as of May 31, 2001 and 2000                  F-3

Consolidated statements of operations for the
   three years ended May 31, 2001                                        F-4

Consolidated statement of shareholders' equity
   for the three years ended May 31, 2001                                F-5

Consolidated statements of cash flows for the
   three years ended May 31, 2001                                        F-6

Notes to consolidated financial statements                            F-7 - F-21

                         STAR MULTI CARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            May 31,
                                                                 ----------------------------
              ASSETS  (Notes 7 and 8)                                2001            2000
                                                                 ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                     $     10,511    $    321,465
   Accounts receivable, net of allowance for doubtful
     accounts of $6,602,000 and $1,378,000 at May 31,
     2001 and 2000, respectively (Notes 7 and 16)                   4,618,971       8,274,520
   Prepaid expenses and other current assets                          321,959         326,636
   Deferred income taxes (Note 10)                                  1,290,000         762,000
                                                                 ------------    ------------
       Total current assets                                         6,241,441       9,684,621

PROPERTY AND EQUIPMENT, net (Note 4)                                1,022,021       1,312,754
INTANGIBLE ASSETS, net (Notes 3 and 5)                              6,221,134      10,970,886
DEFERRED INCOME TAXES (Note 10)                                     1,755,000       2,242,000
OTHER ASSETS                                                          217,903         220,228
                                                                 ------------    ------------

                                                                 $ 15,457,499    $ 24,430,489
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit line (Note 7)                                $  3,847,315    $         --
   Note payable (Note 8)                                              300,000              --
   Accrued payroll and related expenses                             2,545,358       2,423,322
   Accounts payable                                                 1,243,222         451,283
   Accrued expenses (Note 6)                                          636,180         519,810
   Due to Medicare (Note 11)                                        3,593,324       2,593,324
   Due to officer (Note 9)                                            100,000              --
                                                                 ------------    ------------
       Total current liabilities                                   12,265,399       5,987,739
                                                                 ------------    ------------

LONG-TERM LIABILITIES:
   Revolving credit line (Note 7)                                          --       4,848,883
   Other long-term liabilities (Notes 6 and 8)                        311,828         935,221
                                                                 ------------    ------------
                                                                      311,828       5,784,104
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCY (Notes 18 and 19)

SHAREHOLDERS' EQUITY:  (Notes 12, 13, 14 and 18)
   Convertible preferred stock - aggregate liquidation value
     $575,000; $1.00 par value, 5,000,000 shares authorized;
     455 and 575 shares issued, respectively                              455             575
   Common stock, $.001 par value, 5,000,000 shares authorized;
     701,409 and 613,222 shares issued, respectively                      701             613
   Additional paid-in capital                                      21,585,317      21,563,990
   Subscription receivable                                           (397,782)       (397,782)
   Deficit                                                        (17,917,728)     (8,118,059)
   Treasury stock, 26,367 common shares at May 31, 2001
     and 2000, respectively, at cost                                 (390,691)       (390,691)
                                                                 ------------    ------------
       Total shareholders' equity                                   2,880,272      12,658,646
                                                                 ------------    ------------

                                                                 $ 15,457,499    $ 24,430,489
                                                                 ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Years Ended
                                                                   May 31,
                                                  -----------------------------------------
                                                     2001           2000           1999
                                                  -----------    -----------    -----------
REVENUES, net                                     $38,679,374    $39,206,990    $47,108,677
                                                  -----------    -----------    -----------

OPERATING EXPENSES (Notes 18 and 20)
   Costs of revenues                               25,794,229     27,313,523     32,718,139
   Selling, general and administrative             10,127,989     10,209,179     12,610,794
   Depreciation and amortization                    1,006,635      1,035,143      1,106,952
   Provision for doubtful accounts                  5,531,259        545,315      1,580,224
   Impairment of assets to be disposed (Note 3)     4,205,000             --             --
   Impairment of intangible assets                         --             --        186,946
   Restructuring and termination expenses                  --             --        222,615
                                                  -----------    -----------    -----------
                                                   46,665,112     39,103,160     48,425,670
                                                  -----------    -----------    -----------

OPERATING (LOSS) INCOME                            (7,985,738)       103,830     (1,316,993)
INTEREST EXPENSE, net                                (773,432)      (731,948)      (652,714)
                                                  -----------    -----------    -----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES                                    (8,759,170)      (628,118)    (1,969,707)
PROVISION (BENEFIT) FOR
   INCOME TAXES (Note 10)                                  --             --       (647,000)
                                                  -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                    (8,759,170)      (628,118)    (1,322,707)
                                                  -----------    -----------    -----------

DISCONTINUED OPERATIONS:  (Notes 5, 11 and 21)
   Loss from discontinued operations, net of
     tax benefit of $-0-, $-0- and $65,000
     for 2001, 2000 and 1999, respectively         (1,000,000)       (36,373)      (145,008)
   Loss on disposal, net of tax benefit
     of $40,000 for 1999                                   --             --        (88,320)
                                                  -----------    -----------    -----------

LOSS FROM DISCONTINUED OPERATIONS                  (1,000,000)       (36,373)      (233,328)
                                                  -----------    -----------    -----------

NET LOSS                                          $(9,759,170)   $  (664,491)   $(1,556,035)
                                                  ===========    ===========    ===========

BASIC LOSS PER COMMON SHARE:
   Continuing operations                            $(14.21)        $(1.17)        $(2.28)
   Discontinued operations                            (1.62)          (.06)          (.24)
   Loss on disposal                                      --             --           (.15)
                                                    -------         ------         ------
       Net loss                                     $(15.83)        $(1.23)        $(2.67)
                                                    =======         ======         ======

DILUTED LOSS PER COMMON SHARE:
   Continuing operations                            $(14.21)        $(1.17)        $(2.28)
   Discontinued operations                            (1.62)          (.06)          (.24)
   Loss on disposal                                      --             --           (.15)
                                                    -------         ------         ------
       Net loss income                              $(15.83)        $(1.23)        $(2.67)
                                                    =======         ======         ======

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
   Basic                                            619,005        579,785        582,965
                                                    =======        =======        =======
   Diluted                                          619,005        579,785        582,965
                                                    =======        =======        =======

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                           Common Stock   Preferred Stock
                                                         ---------------  ---------------
                                                                    Par              Par      Paid in    Subscription
                                                          Shares   Value   Shares   Value     Capital     Receivable      Deficit
                                                         -------   -----   ------   -----   -----------  ------------  ------------
Balance, June 1, 1998                                    595,864   $596       --    $  --   $20,956,666   $(397,782)   $ (5,847,531)

Shares issued under Employee Stock Purchase Plan           1,205      1       --       --        13,232          --              --
Exercise of stock options including income tax benefit     2,360      2       --       --        39,009          --              --
Issuance of preferred stock (Note 12)                         --     --      575      575       459,174          --              --
Net loss                                                      --     --       --       --            --          --      (1,556,035)
                                                         -------   ----     ----    -----   -----------   ---------    ------------

Balance, May 31, 1999                                    599,429    599      575      575    21,468,081    (397,782)     (7,403,566)

Shares issued under Employee Stock Purchase Plan           1,916      2       --       --         6,090          --              --
Exercise of stock options including income tax benefit    10,048     10       --       --        70,381          --              --
Dividends to preferred shareholders (Note 12)              1,829      2       --       --        19,438          --         (50,002)
Acquisition of treasury shares                                --     --       --       --            --          --              --
Net loss                                                      --     --       --       --            --          --        (664,491)
                                                         -------   ----     ----    -----   -----------   ---------    ------------

Balance, May 31, 2000                                    613,222    613      575      575    21,563,990    (397,782)     (8,118,059)

Exercise of stock options                                  3,334      3       --       --        13,747          --              --
Conversion of preferred stock (Note 12)                   83,024     83     (120)    (120)           37          --              --
Dividends to preferred shareholders (Note 12)              1,829      2       --       --         7,543          --         (40,499)
Net loss                                                      --     --       --       --            --          --      (9,759,170)
                                                         -------   ----     ----    -----   -----------   ---------    ------------

Balance, May 31, 2001                                    701,409   $701      455    $ 455   $21,585,317   $(397,782)   $(17,917,728)
                                                         =======   ====     ====    =====   ===========   =========    ============

                                                           Treasury Stock
                                                         ------------------       Total
                                                                              Shareholders'
                                                         Shares     Value        Equity
                                                         ------   ---------   -------------
Balance, June 1, 1998                                    15,278   $(278,922)   $14,433,027

Shares issued under Employee Stock Purchase Plan             --          --         13,233
Exercise of stock options including income tax benefit       --          --         39,011
Issuance of preferred stock (Note 12)                        --          --        459,749
Net loss                                                     --          --     (1,556,035)
                                                         ------   ---------    -----------

Balance, May 31, 1999                                    15,278    (278,922)    13,388,985

Shares issued under Employee Stock Purchase Plan             --          --          6,092
Exercise of stock options including income tax benefit       --          --         70,391
Dividends to preferred shareholders (Note 12)                --          --        (30,562)
Acquisition of treasury shares                           11,089    (111,769)      (111,769)
Net loss                                                     --          --       (664,491)
                                                         ------   ---------    -----------

Balance, May 31, 2000                                    26,367    (390,691)    12,658,646

Exercise of stock options                                    --          --         13,750
Conversion of preferred stock (Note 12)                      --          --             --
Dividends to preferred shareholders (Note 12)                --          --        (32,954)
Net loss                                                     --          --     (9,759,170)
                                                         ------   ---------    -----------

Balance, May 31, 2001                                    26,367    (390,691)   $ 2,880,272
                                                         ======   =========    ===========

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended
                                                                                    May 31,
                                                                  -----------------------------------------
                                                                      2001           2000           1999
                                                                  -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                       $(9,759,170)   $  (664,491)   $(1,556,035)
                                                                  -----------    -----------    -----------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Provision for doubtful accounts                              5,531,259        545,315      1,586,581
       Depreciation and amortization                                1,006,635      1,040,396      1,276,291
       Deferred income taxes                                          (41,000)       130,000       (978,000)
       Loss on disposal of assets                                          --        168,579             --
       Forgiveness of note receivable from officer                         --             --         25,000
       Impairment of assets to be disposed                          4,205,000             --             --
       Impairment of intangible assets                                     --             --        186,946
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                     (1,875,710)       947,714     (1,245,251)
           Prepaid expenses and other current assets                    4,677         22,417         34,270
           Income tax receivable                                           --             --      1,225,522
           Other assets                                                 2,325        (18,469)        45,216
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                      997,391     (1,223,970)    (2,433,848)
           Due to Medicare                                          1,000,000             --      1,576,037
           Other liabilities                                         (623,393)      (440,711)       310,162
                                                                  -----------    -----------    -----------
       Total adjustments                                           10,207,184      1,171,271      1,608,926
                                                                  -----------    -----------    -----------
       Net cash provided by operating activities                      448,014        506,780         52,891
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangibles                                           (108,446)            --       (275,898)
   Purchase of property and equipment                                 (62,704)      (120,450)      (314,483)
   Business acquisitions, net of cash acquired                             --       (387,399)            --
                                                                  -----------    -----------    -----------
       Net cash used in investing activities                         (171,150)      (507,849)      (590,381)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) from revolving credit line              (1,001,568)    (1,376,601)        17,632
   Proceeds from note payable                                         300,000             --             --
   Proceeds from officers' loan                                       100,000             --             --
   Repayment of long-term debt                                             --             --       (125,000)
   Proceeds from the issuance of stock under option plans              13,750         76,483         52,244
   Payment of costs in connection with preferred stock offering            --             --       (115,251)
   Proceeds from issuance of preferred stock                               --             --        575,000
   Acquisition of treasury shares                                          --       (111,769)            --
                                                                  -----------    -----------    -----------
       Net cash (used in) provided by financing activities           (587,818)    (1,411,887)       404,625
                                                                  -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (310,954)    (1,412,956)      (132,865)

CASH AND CASH EQUIVALENTS, beginning of year                          321,465      1,734,421      1,867,286
                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                            $    10,511    $   321,465    $ 1,734,421
                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                              $    54,000    $   101,000    $    55,000
                                                                  ===========    ===========    ===========
   Interest paid                                                  $   774,000    $   771,000    $   568,000
                                                                  ===========    ===========    ===========

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED MAY 31, 2001

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

            On July 6, 2001, the Company entered into an agreement with Premier Home Healthcare Services, Inc. ("Premier") to sell certain assets related to the home health care operation of the Company's New Jersey business, and certain assets related to its home health care operations in New York. (See Note 22.)

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

            Under Medicaid, Medicare and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. Revenues from Medicaid programs account for approximately 63%, 67% and 70% of the Company's net patient revenue for the years ended May 31, 2001, 2000 and 1999. Laws and regulations governing the Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

            In December 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC; however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The interpretations outlined in SAB 101 did not have a significant impact on the Company's revenue recognition policies.

      d.    Net income (loss) per common share

            The basic calculation is determined by dividing net income attributable to common shares outstanding (the basic numerator) by the weighted average number of common shares outstanding (the basic denominator) during the period.

            The diluted calculation is determined by adjusting the basic numerator for any changes in income or loss that would result from the assumed exercise of potentially issued common shares. Additionally, the basic denominator is increased to include the additional number of common shares that would be outstanding if the potentially issued common shares had been issued, if dilutive. Potentially issued common shares, consisting of options, are not included in this calculation where the effect of the inclusion would be anti-dilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants. For the years ended May 31, 2001, 2000 and 1999, the effect of any common stock equivalents would have been anti-dilutive.

      Net loss available to common shareholders was computed as follows:

                                               Years Ended May 31,
                                      -------------------------------------
                                          2001         2000        1999
                                      -----------   ---------   -----------

      Net loss                        $(9,759,170)  $(664,491)  $(1,556,035)
      Dividends on preferred shares       (40,499)    (50,002)           --
                                      -----------   ---------   -----------
      Net loss available to common
        shareholders                  $(9,799,669)  $(714,493)  $(1,556,035)
                                      ===========   =========   ===========

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

      l.    New accounting pronouncements

            In 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2001 and therefore will be effective for the Company's fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

      m.    Reclassifications

            Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 2001.

2.    Mergers and Acquisitions:

      On May 28, 2000, the Company acquired, through a wholly owned subsidiary, certain assets of the Pennsylvania operations of U.S. HomeCare Corp. ("U.S. HomeCare -Pennsylvania") for $300,000 in cash. The acquisition price was allocated to contract costs, which is being amortized over a fifteen year period.

      The above acquisition has been accounted for utilizing purchase accounting principles. Accordingly, the results of the operations have been included in the accompanying consolidated financial statements since the date of acquisition.

3.    Impairment of Assets to be Disposed of:

      During and subsequent to fiscal 2001, the Company initiated and completed a plan to dispose of its New York and New Jersey offices by way of a sale of these operations (see Note 22.) It is anticipated that this sale will be completed during the first quarter of fiscal 2002. In connection with this plan of disposal, the Company determined that the carrying value of goodwill associated with these operations exceeded their fair values. Accordingly, a loss of $4,205,000, which is included operating expenses, and represents the excess of the carrying value of approximately $8,800,000 over the fair value of approximately $4,600,000, has been charged to operations in fiscal 2001.

4.    Property and Equipment:

      Property and equipment consists of the following:

                                                          May 31,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------

      Furniture and fixtures                     $  631,000     $  630,000
      Computer equipment                          2,168,000      2,118,000
      Leasehold improvements                        131,000        128,000
      Other                                         300,000        291,000
                                                 ----------     ----------
                                                  3,230,000      3,167,000
      Less accumulated depreciation               2,208,000      1,854,000
                                                 ----------     ----------

                                                 $1,022,000     $1,313,000
                                                 ==========     ==========

5.    Intangible Assets:

      Intangible assets are as follows:

                                                          May 31,
                                    Amortization  ------------------------
                                       Period        2001          2000
                                    ------------  ----------   -----------

      Goodwill                          5 - 40    $5,867,000   $10,073,000
      Customer contracts               11 - 15     1,856,000     1,855,000
      Covenants not-to-compete          2 - 8        335,000       335,000
      Nurses' list                      9 - 15       563,000       563,000
      Other                             2 - 25       848,000       740,000
                                                  ----------   -----------
                                                   9,569,000    13,566,000
      Less accumulated amortization                3,248,000     2,595,000
                                                  ----------   -----------

                                                  $6,221,000   $10,971,000
                                                  ==========   ===========

6.    Accrued Expenses:

      Accrued expenses are as follows:

                                                           May 31,
                                                   -----------------------
                                                     2001           2000
                                                   --------       --------

      Medicaid settlement (a)                      $252,000       $230,000
      Professional fees                             141,000         99,000
      Interest                                       47,000         45,000
      Other                                         196,000        146,000
                                                   --------       --------

                                                   $636,000       $520,000
                                                   ========       ========

      (a) In August 1995, the Office of Deputy Attorney General for Medicaid Fraud Control conducted a review of personnel, clinical and billing records for the years 1992 through 1995. In fiscal year 1999, the Company accrued $1,000,000 in connection with this matter.

      Additionally, errors were discovered in certain cost reports that had been previously submitted to the New York State Department of Social Services during the years 1993 through 1995. The Company filed amended cost reports, which was expected to result in a retroactive calculation of the Medicaid reimbursement rate and the imposition of overpayment assessments against the Company. In fiscal year 1999, the Company accrued $660,000 in contemplation of a settlement and offset the accrual against existing accounts receivable from Medicaid.

      In May 1999, the Company negotiated a $1,167,000 settlement with the State of New York in connection with these matters. The settlement agreement provided for an initial payment of $200,000, with the balance payable over four years at 9% interest per annum. Included in accrued expenses and other long-term liabilities at May 31, 2001 was $252,000 and $270,000, respectively, and at May 31, 2000 was $230,000 and $521,000, respectively.

7.    Revolving Credit Line:

      The Company has a $7,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility, as amended, permits the Company to borrow up to 87.5% of eligible accounts receivable (as defined) that are aged less than 180 days at LIBOR+3.75%. The Credit Facility expires on September 12, 2003 and requires the Company to meet certain financial ratios and covenants, including current ratio, minimum tangible net worth, debt service coverage and interest coverage. All the assets of the Company collateralize the Credit Facility.

      At May 31, 2001, the Company was in technical default of the Credit Facility. As such the balance at May 31, 2001 has been classified as a current liability.

      In connection with entering into the Credit Facility, Star Multi Care Services, Inc. and certain of its subsidiaries (the "Members") formed SMCS Care, LLC (a limited liability company) (the "LLC"). The operating agreement of the LLC provides for its members to sell its eligible receivables to the LLC and whereby the LLC will borrow from the lender in accordance with the Credit Facility.

8.    Note Payable:

      On May 23, 2001, in connection with the proposed sale of certain assets of the Company to National Home Health Care Corp., ("National") the Company received a loan from National in the principal amount of $300,000. Subsequently, the Company terminated the transaction with National (see Note 22).

      The note bears interest at 12% per annum, and is payable in full, with all accrued unpaid interest on December 31, 2001 and is secured by substantially all of the assets of the Company.

9.    Due to Officer:

      The loan payable to the Company's President and CEO, which is due on demand, bears interest at 14% per annum.

10.   Income Taxes:

      The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on the applicable laws. At May 31, 2001, the Company has a net operating loss carryforward of approximately $3,560,000 for federal income tax purposes which may be applied against future taxable income through 2020.

      The provision (benefit) for income taxes from continuing operations consists of the following:

                                            Years Ended May 31,
                                  ---------------------------------------
                                     2001           2000           1999
                                  ---------      ---------      ---------
      Current:
        Federal                   $  21,000      $(178,000)     $ 176,000
        State and local              20,000         48,000         40,000
                                  ---------      ---------      ---------
                                     41,000       (130,000)       216,000
                                  ---------      ---------      ---------
      Deferred:
        Federal                     (41,000)       173,000       (730,000)
        State and local                  --        (43,000)      (133,000)
                                  ---------      ---------      ---------
                                    (41,000)       130,000       (863,000)
                                  ---------      ---------      ---------

                                  $      --      $      --      $(647,000)
                                  =========      =========      =========

      The components of the net deferred tax assets are as follows:

                                                         May 31,
                                               --------------------------
                                                  2001           2000
                                               -----------    -----------
      Deferred tax assets:
        Allowance for doubtful accounts        $ 2,107,000    $   531,000
        Accrued expenses                           523,000        521,000
        Tax credits                                217,000        187,000
        Net operating loss carryforward          1,689,000      2,824,000
        Stock compensation                          56,000         56,000
        Other                                       58,000         55,000
                                               -----------    -----------
                                                 4,650,000      4,174,000
      Valuation allowance                       (1,337,000)      (542,000)
                                               -----------    -----------
                                                 3,313,000      3,632,000
                                               -----------    -----------
      Deferred tax liabilities:
        Depreciation and amortization              268,000        463,000
        Other                                           --        165,000
                                               -----------    -----------
                                                   268,000        628,000
                                               -----------    -----------

      Net deferred tax assets                  $ 3,045,000    $ 3,004,000
                                               ===========    ===========

      A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                     Years Ended May 31,
                                            -----------------------------------
                                                2001         2000        1999
                                            -----------   ---------   ---------
Computed federal income tax
  at statutory rates                        $(3,318,000)  $(214,000)  $(680,000)
State taxes, net of federal benefit            (586,000)    (38,000)   (120,000)
Items without tax benefit                     1,709,000     102,000     120,000
Adjustments to prior years' tax liability       546,000     (50,000)    (88,000)
Valuation allowance                           1,377,000     200,000     185,000
Other, net                                      272,000          --     (64,000)
                                            -----------   ---------   ---------

                                            $        --   $      --   $(647,000)
                                            ===========   =========   =========

11.   Due to Medicare:

      a. Amount due to Medicare of $2,593,324 represents periodic interim payments ("PIP") received from Medicare in excess of the current volume of business. There is no scheduled repayment of this liability, and on July 1, 2000, the Company ceased operations of its Medicare business. See Note 21.

      b. On June 17, 2001, the Company entered into a settlement agreement (the "Agreement") with the Office of Inspector General ("OIG") of the Department of Health and Human Services to settle outstanding claims related to the Company's discontinued Medicare business (Note 21) during the years 1995 to 1996. The Agreement provides for the Company to pay $1,000,000 120 days after the settlement date in satisfaction of the outstanding claims by the OIG. The Company has accrued this amount as of May 31, 2001, and has included this amount in loss from discontinued operations in the statement of operations.

12.   Shareholders' Equity:

      a. Capitalization

      On January 25, 2001, the Company effected a 1 for 3 reverse stock split. All references to number of shares and per share data in the financial statements and accompanying notes for all periods presented have been restated to reflect the reverse stock split.

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

      b. Preferred stock (cont'd)

      In April 2000, the Company completed a private placement by the sale of 575 Series A 8% Convertible Preferred Stock for $575,000. After sixty days from the closing date, the Preferred Stock may be converted to common stock equal to the lessor of: (i) 125% of the market price of common stock three trading days immediately preceding the closing date, or (ii) the market price of the Company's Common stock discounted from 10% to 30%, such discount increasing with the passage of time. Holders of the preferred shares can convert the stated value of their shares, in whole or in part, into common stock at a maximum conversion price of $12.66 per share (45,432 shares), and have liquidation preference over common shareholders. The Preferred Stock pays an 8% annual dividend payable quarterly that may be converted to common stock at the option of the Company.

      During the year ended May 31, 2001, 120 shares of convertible preferred stock were converted into 83,024 shares of common stock.

13.   Stock Option Plans:

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

      A summary of the Company's various fixed stock option plans as of May 31, 2001, 2000 and 1999, and changes during the years then ended is presented below.

                                                                   Years Ended May 31,
                                    ---------------------------------------------------------------------------------
                                               2001                        2000                        1999
                                    -------------------------   -------------------------   -------------------------
                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
       Fixed Stock Options             Shares        Price         Shares        Price         Shares        Price
       -------------------          -----------   -----------   -----------   -----------   -----------   -----------
Outstanding, beginning of year         141,778       $11.40         70,580       $21.00         64,882       $31.14

Granted                                167,500         1.98         97,614         5.28         47,452        12.24
Exercised                               (3,334)        4.13        (10,048)        7.02         (2,360)       16.53
Canceled                               (14,485)        9.11        (16,368)       18.99        (39,394)       27.45
                                    ----------                  ----------                    --------

Outstanding, end of year               291,459       $ 6.18        141,778       $11.40         70,580       $21.00
                                    ==========                  ==========                    ========

Options exercisable at year end        284,648       $ 6.19        128,433       $11.61         49,481       $22.29
                                    ==========                  ==========                    ========

Weighted average fair value of
   options granted during the year                   $ 1.64                      $ 1.86                      $ 0.69
                                                     ======                      ======                      ======

The following table summarizes information about stock options outstanding at May 31, 2001:

                                             Options Outstanding                              Options Exercisable
                                --------------------------------------------              --------------------------
                                                  Weighted
                                                   Average          Weighted                                Weighted
    Range of                                      Remaining          Average                                 Average
    Exercise                       Number        Contractual        Exercise                 Number         Exercise
      Price                     Outstanding         Life              Price               Outstanding         Price
----------------                -----------      -----------        --------              -----------       --------
   $1.59 - $1.75                  155,000           4.77            $   1.70                155,000         $   1.70
   $3.75 - $6.60                   82,295           3.38            $   4.89                 77,028         $   4.95
 $10.13 - $16.53                   38,634           3.45            $  14.59                 37,090         $  14.70
 $20.96 - $58.50                   15,530           2.85            $  36.84                 15,530         $  36.83

      Shares reserved for future issuance at May 31, 2001 are comprised of the following:

      Incentive stock option plans
      Non-employee Directors stock option plan
      Employee stock purchase plan
      Underwriter warrants
                                                            ---------

                                                            =========

      In November 1995, the Company adopted an Employee Stock Purchase Plan whereby certain employees can purchase shares of common stock at the lesser of 85% of fair market value of the stock at the beginning or end of the calendar year. Since inception of this Plan, a total of 5,088 shares were issued.

      In accordance with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended May 31, 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts.

                                                 Years Ended May 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      -----------    -----------    -----------

Net loss, as reported                 $(9,759,170)   $  (664,491)   $(1,556,035)

Net loss, pro forma                    (9,936,997)      (782,173)    (1,587,199)

Basic loss per share, as reported          (15.83)         (1.23)          (.90)

Basic loss per share, pro forma            (16.12)         (1.44)          (.90)

Diluted loss per share, as reported        (15.83)         (1.23)          (.90)

Diluted loss per share, pro forma          (16.12)         (1.44)          (.90)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended May 31, 2001, 2000 and 1999.

                                                   Years Ended May 31,
                                            ---------------------------------
                                              2001         2000         1999
                                            --------    ----------    -------

Dividend yield                                 0.00%         0.00%      0.00%

Volatility                                   128.01%        94.16%     58.00%

Risk-Free interest rate                        5.25%         5.25%      5.20%

Expected life                               5 years     1.24 year     1 year

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

14.   Related Party Transactions:

      Stock subscription receivable

      On April 20, 1995, the Company accepted a non-recourse promissory note from the former Chief Executive Officer of AMSERV, Eugene J. Mora, in the original principal amount of $198,440, bearing interest at a rate of 10% per annum and maturing in April 2000, and $1,100 in cash for the exercise of options for 4,999 shares of the Company's common stock. The promissory note is secured by 8,069 shares of the Company's common stock owned by Mr. Mora. On January 16, 1996, the promissory note was amended to become a recourse promissory note, secured by 4,999 shares of common stock owned by Mr. Mora, with interest at a rate of 5.73% per annum. Also on January 16, 1996, the Company accepted an additional recourse promissory note from Mr. Mora in the original principal amount of $199,342, bearing interest at a rate of 5.73% per annum and maturing in January 2001, and $1,105 in cash for the exercise of options for 5,022 shares of the Company's common stock.

      In accordance with the settlement agreement with Mr. Mora (Note 18), the Company has agreed to forgive the subscription receivable in consideration for Mr. Mora entering into a covenant not-to-compete agreement with the Company. The non-compete agreement provides for the Company to forgive the subscription receivable plus accrued interest in incremental amounts between the years 2002 through 2005 provided that Mr. Mora complies with the non-compete agreement.

15.   Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

      Long-Term Debt: The fair value of the Company's long-term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable rate debt at May 31, 2001 and 2000 approximates its fair value.

16.   Concentrations of Credit Risk and Major Customers:

      Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and temporary cash investments.

      The Company provides temporary health care personnel to hospitals, nursing homes, extended care facilities and in-home patients. At May 31, 2001 and 2000, approximately 45% and 42%, respectively, of accounts receivable was due from Medicaid. Credit losses relating to customers historically have not been significant and within management's expectations.

      The Company places its temporary cash investments with high credit quality financial institutions.

17.   Business Risks:

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

18.   Commitments:

      a. Employment agreement

      The Company has an employment agreement, as amended, with an officer which expires in December 2005. The aggregate commitment for future salary, excluding bonuses, under the agreement is $1,284,000. The agreement also provides for increases based on the consumer price index increases and certain bonuses based upon annual pretax income. The aggregate minimum commitment for future salaries under the agreements is as follows:

            Years Ending
               May 31,
            ------------

                2002                                    $     281,000
                2003                                          281,000
                2004                                          281,000
                2005                                          281,000
                2006                                          140,000
                                                        -------------

                                                        $   1,264,000
                                                        =============

      b. Leases

      The Company conducts its operations from leased office space under various operating leases which expire at various dates through 2004.

      As of May 31, 2001 future net minimum rental payments under operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

            Years Ending
               May 31,

                2002                                    $     422,000
                2003                                          235,000
                2004                                           69,000
                                                        -------------

                                                        $     726,000
                                                        =============

      Rental expenses for operating leases for fiscal years ended 2001, 2000 and 1999 were approximately $621,000, $662,000 and $798,000, respectively.

      c. Settlement agreement

      In March 1998, the Company negotiated a settlement agreement with Eugene
J. Mora ("Mora") the former President and CEO of AMSERV. The agreement provided for monthly payments of $37,285 through September 2001 in satisfaction of Mora's employment agreement. The Company also exchanged Mora's existing stock options for 10,000 new options with an exercise price of $36.00 per share. The Company recorded a charge to operations of $145,000 for the issuance of these options. In addition, the Company reimbursed Mora $210,000 for legal fees. The agreement also provides for the forgiveness of the subscription receivable of $397,782 plus accrued interest from Mora (Note 14) in exchange for Mora entering into a covenant not-to-compete agreement.

      In accordance with APB Opinion No. 21 "Interest on Receivables and Payables," the Company has discounted its obligations resulting from the settlement of Mora's employment agreement. The liability was discounted at a rate of 9% per annum, and results in a face amount of approximately $1,035,000.

      In fiscal 2001, Mora agreed to a modification of the terms of the Agreement. Mora agreed to reduce and extend the monthly payments to $21,000 for the period through December 31, 2000 and then to $10,700 for the period January through July 2002. The modification resulted in an effective interest rate of 11.65%.

      The aggregate minimum commitment under this agreement is as follows:

            Years Ending
               May 31,

                2002                                    $  366,000
                2003                                        42,000

19.   Contingencies:

      The Company is a defendant in several actions which are routine and incidental to its business. In management's opinion, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

20.   Retirement Plans:

      The Company had a 401(k) savings plan covering all eligible employees which it terminated in December 1999. Contributions for the years ended May 31, 2001, 2000 and 1999 approximated $-0- and $31,000, respectively.

21.   Discontinued Operations:

      In February 1999, the Company adopted a plan to abandon its Medicare business being provided by one of its subsidiaries, American Health Care Services ("American") in the State of Florida. The Company ceased operations effective July 1, 1999. The Company liquidated its assets and discharged its liabilities through an assignment for the benefit of creditors proceeding. Accordingly, the operating results of American, including provisions for estimated losses during the phase-out period of approximately $128,000 have been segregated from continuing operations and reported as a separate line item on the statement of operations.

21.   Discontinued Operations:

      Operating results (exclusive of any corporate charges or interest expense and the aforementioned provisions) from discontinued operations are as follows:

                                                     Years Ended May 31,
                                          -----------------------------------------
                                              2001           2000           1999
                                          -----------    -----------    -----------
Revenues, net                             $(1,000,000)   $    40,953    $ 1,985,624
                                          -----------    -----------    -----------
Costs and expenses:
  Costs of revenues                                --            623      1,834,361
  Selling, general and administrative              --         64,862      1,104,431
  Regulatory costs and adjustments                 --             --     (1,250,000)
  Depreciation and amortization                    --          5,254        169,339
  Restructuring and termination expense            --             --        335,211
                                          -----------    -----------    -----------
                                                   --         70,739      2,193,342
                                          -----------    -----------    -----------
Operating (loss) income                    (1,000,000)       (29,786)      (207,718)
Other deductions                                   --         (6,587)        (2,290)
                                          -----------    -----------    -----------
Loss before income taxes                   (1,000,000)       (36,373)      (210,008)
Income tax benefit                                 --             --        (65,000)
                                          -----------    -----------    -----------

Net loss                                  $(1,000,000)   $   (36,373)   $  (145,008)
                                          ===========    ===========    ===========

      Assets and liabilities for the fiscal year ending 2001 and 2000 are as follows:

                                                               May 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------

Total assets                                         $       --       $       --
Total liabilities                                     3,593,000        2,593,000

22.   Subsequent Events:

      On June 7, 2001, the Company reached an agreement in principle to sell certain assets of the Company's New Jersey operations, as well as the stock of Company's subsidiaries operating in Pennsylvania and Ohio to National Home Health Care Corp. ("National"). The agreement in principle did not constitute a binding obligation by the Company or National to consummate the proposed acquisition, which was subject to the negotiation and execution of definitive acquisition documents and the approval of the transaction by the Company's shareholders.

      On July 6, 2001, the Company entered into an agreement with Premier Home Healthcare Services, Inc. ("Premier") to sell certain assets related to the home health care operation of the Company's New Jersey business ("New Jersey Assets"), and certain assets related to its home health care operations in New York ("New York Assets"), and terminated discussions with National. The sales price for the New Jersey Assets and the New York Assets is $5.5 million in cash, subject to certain adjustments, and the assumptions of certain liabilities of the Company's New Jersey business.

      The agreement with National provides for a breakup fee of $250,000, upon termination of the agreement by the Company. The fee is payable the earlier of
(i) the consummation of a sale by the Company, or (ii) 18 months following the termination of the agreement.

23.   Fourth Quarter Adjustments:

      Certain fourth quarter adjustments were made to fiscal 2001 that are significant to the quarter and to comparisons between quarters. During the fourth quarter of fiscal 2001, the Company: i) recorded an impairment charge relating to goodwill of $4,205,000 (see Note 3); ii) increased the provision for allowance for doubtful accounts in the amount of $4,765,000 as a result of various billing problems as well as certain customers experiencing cash flow problems; and iii) recorded a $1,000,000 charge as a result of a settlement agreement with the OIG for prior year claims related to the Company's discontinued Medicare business (see Note 11).

24.   Supplementary Information - Statement of Cash Flows:

      During the years ended May 31, 2001 and 2000, the Company issued 1,829 and 1,829 shares of common stock, respectively, in satisfaction of $7,545 and $19,440, respectively, of dividends to preferred shareholders.

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

            (l) Lease dated December 7, 1998 between Lighthouse Hicksville Limited Partnership, a New York limited partnership, and Star Multi Care Services, Inc., a Delaware corporation, for the Company's office space in Hicksville incorporated to the Company's Form 10-Q for period ended November 30, 1998 as Exhibit 10.1 therein.

            (m) Securities Purchase Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999 filed as
                        Exhibit 10(v) in Form S-3/Amendment 2 filed December 14, 1999 filed as Exhibit 10(w) in Form S-3/Amendment 2 filed December 14, 1999.

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

      23.   (a)         Consent of Holtz Rubenstein & Co., LLP. previously
                        filed.

            (b)         Consent of Muenz & Meritz, P.C. included in Exhibit 5.1.
                        previously filed.

-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)


(b) Reports on Form 8-K

None

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date September 13, 2001                 STAR MULTI CARE SERVICES, INC.


                                        By /s/ Stephen Sternbach
                                           ----------------------------
                                           Stephen Sternbach,
                                           Chairman of the Board, President and
                                           Chief Executive Officer

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


s/Stephen Sternbach     Chairman of the Board,             September 13, 2001
-------------------     President and Director


s/Gregory Turchan       Senior Vice President,             September 13, 2001
-----------------       Secretary and Director
Gregory Turchan


s/Charles Berdan        Director                           September 13, 2001
----------------
Charles Berdan


s/Gary Weinberger       Director                           September 13, 2001
----------------
Gary Weinberger


S/Matthew Solof         Director                           September 13, 2001
---------------
Matthew Solof

                                INDEX OF EXHIBITS

      Exhibit No.       Description
      -----------       -----------

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

            (l) Lease dated December 7, 1998 between Lighthouse Hicksville Limited Partnership, a New York limited partnership, and Star Multi Care Services, Inc., a Delaware corporation, for the Company's office space in Hicksville incorporated to the Company's Form 10-Q for period ended November 30, 1998 as Exhibit 10.1 therein.

            (m) Securities Purchase Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999 filed as
                        Exhibit 10(v) in Form S-3/Amendment 2 filed December 14, 1999 filed as Exhibit 10(w) in Form S-3/Amendment 2 filed December 14, 1999.

                        (y) Common Stock Purchase Warrant issued to the Shaar Fund, Ltd pursuant to the Securities Purchase Agreement between the Company and the Shaar Fund, Ltd. dated April 26, 1999

                        (z) WAIVER AND AMENDMENT dated as of September 13, 1999 to the Receivables Purchase and Transfer Agreement, dated November 9, 1998, by and among Star Multi Care Services, Inc., each of the parties named on

                              Schedule I thereto (each, including he Primary Servicer, a "Provider" and, collectively, the "Providers") and SMCS Care, LLC, and to the Loan and Security Agreement, dated as of November 9, 1998 between the SMCS Care, LLC and Daiwa Healthco-3 LLC incorporated by reference to the Company's Form 10-Q for period ended November 30, 1999 as Exhibit 10.1 therein.

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

      23.   (a)         Consent of Holtz Rubenstein & Co., LLP. previously
                        filed.

            (b)         Consent of Muenz & Meritz, P.C. included in Exhibit 5.1.
                        previously filed.

-------------------