Form 10-Q
period 2001-08-31
STAR MULTI CARE SERVICES INC
filed 2001-10-22
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED August 31, 2001

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 5, 2001:

                  Class                                Number of Shares
                  -----                                ----------------
      Common Stock, $0.001 par value                        619,000

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page

Part I - Financial Information

Item 1

   Consolidated Balance Sheets as of August 31, 2001 and May 31, 2001 .....  3

   Consolidated Statements of Operations for the three months ended August 31, 2001 and August 31, 2000 ..............................  4

   Consolidated Statements of Cash Flows
   for the three months ended August 31, 2001 and August 31, 2000 .........  5

   Notes to Consolidated Financial Statements .............................  6-7

   Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations ....................................  7-9

   Part II - Other Information

   Item 6

   Exhibits and Reports on Form 8-K .......................................  10

   Signatures .............................................................  10

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    August 31,        May 31,
                                                                       2001            2001
                                                                   ------------    ------------
                                                                     Unaudited        Audited
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     31,883    $     10,511
  Accounts receivable, net of allowance for doubtful accounts of
    $4,538,000 and $5,402,000 at August 31, 2001 and May 31,
    2001, respectively                                                4,652,681       4,618,971
  Prepaid expenses and other current assets                             363,114         321,959
  Deferred income taxes                                               1,290,000       1,290,000
                                                                   ------------    ------------
      Total current assets                                            6,337,678       6,241,441

PROPERTY AND EQUIPMENT, net                                             799,838       1,022,021
INTANGIBLE ASSETS, net                                                2,720,594       6,221,134
DEFERRED INCOME TAXES                                                   769,500       1,755,000
OTHER ASSETS                                                            182,770         217,903
                                                                   ------------    ------------

                                                                   $ 10,810,380    $ 15,457,499
                                                                   ============    ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit line                                            $         --    $  3,847,315
  Notes payable                                                       1,100,000         300,000
  Accrued payroll and related expenses                                2,371,586       2,545,358
  Accounts payable                                                      986,642       1,243,222
  Accrued expenses                                                    1,113,517         636,180
  Due to Medicare                                                     1,000,000       3,593,324
  Advance on sale of business                                           150,000              --
  Due to officer                                                        100,000         100,000
                                                                   ------------    ------------
     Total current liabilities                                        6,821,745      12,265,399
                                                                   ------------    ------------

LONG-TERM LIABILITIES:
  Other long-term liabilities                                            42,042         311,828
                                                                   ------------    ------------
     Total long-term liabilities                                         42,042         311,828
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
  Convertible preferred stock-aggregate liquidation value
    $575,000; $1.00 par value, 5,000,000 shares authorized;
    455 and 455 shares issued, respectively                                 455             455
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized;  701,409 and 701,409 shares issued, respectively            701             701
  Additional paid-in capital                                         21,585,317      21,585,317
  Subscription receivable                                              (397,782)       (397,782)
  Deficit                                                           (16,851,407)    (17,917,728)
  Treasury stock 26,367 common shares at
    August 31, 2001 and May 31, 2001 at cost                           (390,691)       (390,691)
                                                                   ------------    ------------
  Total shareholders' equity                                          3,946,593       2,880,272
                                                                   ------------    ------------

                                                                   $ 10,810,380    $ 15,457,499
                                                                   ============    ============

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                 August 31,
                                                        ----------------------------
                                                            2001            2000
                                                        ------------    ------------
REVENUES, net                                           $  7,984,200    $ 10,760,487

OPERATING EXPENSES:
    Costs of revenues                                      5,373,138       7,256,661
    Selling, general and administrative                    2,347,678       2,849,374
    Depreciation and amortization                            246,132         265,762
    Provision for doubtful accounts                           80,340         179,368
                                                        ------------    ------------

                                                           8,047,288      10,551,165
                                                        ------------    ------------

OPERATING (LOSS) INCOME                                      (63,088)        209,322

OTHER INCOME (EXPENSE):
  (Loss) on sale of business                                 (21,582)
  Interest expense, net                                     (447,733)       (168,035)
                                                        ------------    ------------
                                                            (168,315)       (168,035)
                                                        ------------    ------------

(LOSS) INCOME  BEFORE PROVISION FOR INCOME TAXES            (632,403)         41,287

PROVISION (BENEFIT) FOR INCOME TAXES                              --          15,276
                                                        ------------    ------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                    (532,403)         26,011

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt, net of income taxes      1,607,824              --
                                                        ------------    ------------

NET INCOME                                              $  1,075,421    $     26,011
                                                        ============    ============

BASIC INCOME (LOSS) PER COMMON SHARE:

    (Loss) Income before extraordinary item             $       (.80)   $       0.02
    Extraordinary item                                          2.38            0.00
                                                        ------------    ------------
    Net income                                          $       1.58    $       0.02
                                                        ============    ============

DILUTED INCOME (LOSS) PER COMMON SHARE:

    (Loss) Income before extraordinary item             $       (.08)   $       0.02
    Extraordinary item                                          2.32            0.00
                                                        ------------    ------------
    Net income                                          $       1.54    $       0.02
                                                        ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:

Basic                                                        675,042         588,486
                                                        ============    ============
Diluted                                                      694,033         601,388
                                                        ============    ============

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  August 31,
                                                                          --------------------------
                                                                             2001           2000
                                                                          -----------    -----------
Cash flow from operating activities:
  Net income                                                              $ 1,075,421    $    26,011
                                                                          -----------    -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Extraordinary gain on extinguishment of debt                          (1,607,824)            --
     Provision for doubtful accounts                                           80,430        179,368
     Depreciation and amortization                                            246,132        265,762
     Deferred income taxes                                                         --         15,276
    Gain on sale of business                                                 (270,418)
    Changes in operating assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable                                                     (114,140)    (1,208,298)
     Prepaid expenses and other current assets                                (41,155)         9,108
     Other assets                                                              35,133           (702)
  Increase (decrease) in liabilities:
     Accrued payroll and related expenses                                    (173,772)       213,108
     Accounts payable and other accrued expenses                              211,657        236,686
     Due to Medicare                                                               --             --
                                                                          -----------    -----------
          Total adjustments                                                  (327,133)      (763,064)
                                                                          -----------    -----------
          Net cash used in operating activities                             1,049,288       (737,053)
                                                                          -----------    -----------

  Cash flows from investing activities:
          Purchase of property and equipment                                   (2,991)        (6,672)
          Proceeds from sale of business                                    3,750,000             --
          Deposit on contract for sale of business                            150,000             --
                                                                          -----------    -----------
          Net cash provided by (used in) investing activities               3,897,009         (6,672)
                                                                          -----------    -----------

  Cash flows from financing activities:
          (Repayment) proceeds of revolving credit line, net               (3,847,315)       496,703
          Proceeds from note payable                                          800,000             --
                                                                          -----------    -----------
          Net cash (used in) provided by financing activities              (3,047,315)       496,703
                                                                          -----------    -----------

  Net increase (decrease) in cash and cash equivalent                       1,898,982       (247,022)
  Cash and cash equivalents at beginning of period                             10,511        321,465
                                                                          -----------    -----------
  Cash and cash equivalents at end of period                              $    31,883    $    74,443
                                                                          ===========    ===========

  Supplemental disclosure:
          Income taxes paid                                               $        --             --
                                                                          ===========    ===========
          Interest paid                                                   $   425,000    $   179,000
                                                                          ===========    ===========

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2001, results of its operations for the three month period ended August 31, 2001 and August 31, 2000 and cash flows for the three month period ended August 31, 2001 and August 31, 2000.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2001, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

      The results of operations for the three month period ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      Note 1 - Net Income Per Common Share

      Net income per common share and per common and common equivalent share is based upon weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

      Net income available to common shareholders was computed as follows:

--------------------------------------------------------------------------------
                                                            Three Months Ended
--------------------------------------------------------------------------------
                                                                August 31,
                                                                ----------
--------------------------------------------------------------------------------
                                                           2001            2000
                                                           ----            ----
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net income                                              $1,075,421       $26,011
--------------------------------------------------------------------------------
Dividends on preferred shares                                9,100        11,500
                                                        ----------       -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net income available to common shareholders             $1,066,321       $14,511
                                                        ==========       =======
--------------------------------------------------------------------------------

      Note 2: Reclassifications and Use of Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, other asset valuation allowances and certain liabilities. Management periodically re-evaluates the estimates inherent in certain financial statement amounts and may adjust accordingly.

      Note 3: Sale of Businesses

      On July 3, 2001 the Company entered into an agreement with Premier Home Healthcare Services, Inc. ("Premier") to sell selected assets and home health care operations of the Company's New Jersey ("NJ Assets") and New York ("NY Assets") operations for an aggregate sales price of $5.5 million, subject to a post closing adjustment to the purchase price based upon certain revenue thresholds. The allocation of the sales price was $4.0 million for the NJ Assets, and $1.5 million for the NY Assets, respectively.

      On August 31, 2001, the Company completed the sale of the NJ Assets for an adjusted sales price of $3,750,000, and recognized a loss of approximately ($22,000) on the sale, net of various transaction costs.

      Additionally, on August 31, 2001 the Company entered into a management agreement with Premier, which provides for Premier to assume the management and operation of the Company's New York operations effective September 1, 2001. The sale of the NY Assets is contingent upon New York State regulatory approval and approval by the Company's stockholders. In consideration for entering into the management agreement, Premier loaned the Company $800,000, which is included in notes payable at August 31, 2001. The loan bears interest at 3.5% per annum, and is secured by the NY Assets. The management agreement expires upon completion of the sale of the NY Assets, and the loan and any accrued interest will be repaid upon the closing of the NY Asset sale. In addition, Premier has advanced the Company an additional advance towards the NY Asset purchase price.

      The sale agreement provided for the Company to retain its billed and unbilled accounts receivable of the New Jersey and New York operations through August 31, 2001.

      Note 4: Credit Facilities

      Upon the closing of the sale with Premier, the Company paid off the outstanding balance and terminated its credit facility with Healthcare Finance Group, Inc.

      In addition, on August 31, 2001, the Company entered into a new $2 million dollar credit facility with Heller Healthcare Finance, Inc. The new facility provides for the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days at the lenders prime rate plus 1%. The new facility expires on August 31, 2004 and requires the Company to meet certain financial ratios and covenants. All the assets of the Company collateralize the new credit facility.

Note 5: Extraordinary Item

In February 1999, the Company adopted a plan to discontinue its Medicare business provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc d/b/a American Health Care Services. The subsidiary ceased operations on July 1, 1999, and in connection with its Medicare business, the subsidiary was overpaid $2,593,324 by Medicare through its final date of operation.

      The subsidiary liquidated its assets and discharged its liabilities through an assignment for benefit of creditors under Florida State law, and the subsidiary was dissolved. In connection with the dissolution and liquidation of the subsidiary, the Company has recorded an extraordinary gain of $1,607,824 (net of income taxes of $985,500) for the extinguishment of the debt related to the Medicare overpayments made to the subsidiary, which is shown as an extraordinary item in the three months ended August 31, 2001 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2001.

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

Results of Operations

      Quarter ended August 31, 2001 compared to quarter ended August 31, 2000.

      Net revenues for the quarter ended August 31, 2001 decreased $2,776,287 or 25% to $7,984,200 from $10,760,487 for the quarter ended August 31, 2000. The decrease in net revenue for the quarter ended August 31, 2001 from the quarter ended August 31, 2000 is primarily attributable to termination of under performing contracts, the elimination of poor margin contracts, and the closure or consolidation of several low volume offices.

      Gross profit margin increased to 32.7% for the quarter ended August 31, 2001 from 32.6% for the quarter ended August 31, 2000. The gross profit margin is consistent with comparable prior periods.

      Selling, general and administrative costs decreased $501,696 (17.6%) to $2,347,678 for the quarter ended August 31, 2001, down from $2,849,374 for the quarter ended August 31, 2000. The decrease in selling, general and administrative expenses is primarily attributable to the Company's restructuring efforts during the past quarter. The restructuring activities included general staff consolidations and reductions, as well as an elimination of some under performing, low margin contracts.

      Loss from operations increased to $(63,088) for the quarter ended August 31, 2001 from income of $209,322 for the quarter ended August 31, 2000, a decrease of $272,410. The decrease in income from operations for the quarter ended August 31, 2001 from the quarter ended August 31, 2000 is attributable to the decrease in revenue.

      Interest expense increased to $438,733 for the quarter ended August 31, 2001 from $168,035 for the quarter ended August 31, 2000. The increase is primarily attributable to an early termination fee and other fees associated with the early termination of the credit facility.

Financial Condition, Liquidity and Capital Resources

      As of August 31, 2001 cash and cash equivalents were $31,883 as compared with $10,511 at May 31, 2001. The net increase of $21,372 resulted primarily from additional borrowing on the Company's credit line.

      The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at August 31, 2001 and May 31, 2001.

      On August 31, 2001 in conjunction with the Premier Home Healthcare Services, inc. acquisition of the New Jersey operations of the Company, the Company liquidated all liabilities with its lender, Healthcare Finance Group, and satisfied and paid in full $4,408,031 representing all outstanding loan borrowings and fees. The lending relationship between the two parties was terminated on this date.

      On August 31, 2001 the Company and certain subsidiaries entered into a new lending agreement with Heller Healthcare Finance, Inc. The new revolving credit facility is a 3-year, $2.0 million facility that provides the Company with the ability to borrow up to 85% of eligible Accounts Receivable aged less than 150 days for the Company and its subsidiaries. Excluded from the borrowing base were the accounts receivable from the New York and New Jersey operations that were retained by the Company as part of the Premier transaction. The interest rate on borrowed funds is equal to the prime rate plus 1%. Additionally, the line has a $400,000 collateral reserve pending finalizing the closing of the New York operations with Premier, at which time the reserve will be lifted.

      On July 11, 2001 the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims both parties mutually agreed upon a settlement amount of $1,000,000 payable by Star by November 8, 2001. The Company believes it will have the available funds necessary to complete the payment by the required date. Such funds will come from the proceeds of the sale of its New Jersey and New York operations to Premier, the collection of the accounts receivable from these offices and availability from its credit line.

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

                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.    Exhibits:

      None

b.    Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K dated July 3, 2001 reporting that it has signed a definitive agreement with Premier Home Healthcare Services, Inc., a privately held home health care provider based in White Plains, New York ("Premier"), to sell certain assets related to the home health care operation of Star's subsidiary in New Jersey (the "New Jersey Assets"), and certain assets of Star related to its home health care operations in New York (the "New York Assets"). Star also announced that it has terminated discussions with National Home Health Care Corp. with whom it had previously signed a non-binding letter of intent to sell the New Jersey Assets in addition to the Star subsidiaries doing business in Pennsylvania and Ohio.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        STAR MULTI CARE SERVICES, INC.


October 22, 2001                        By: /s/ Stephen Sternbach
-------------------------                   ------------------------------------
      Date                                  Chairman of the Board, President and
                                            Chief Executive Officer