Form 10-Q
period 2001-11-30
STAR MULTI CARE SERVICES INC
filed 2002-01-22
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED November 30, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _____________

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

           New York                                           11-1975534
           --------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

            33 Walt Whitman Road, Huntington Station, New York 11746
            --------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (631) 423-6689
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 21 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 21, 2002:

                  Class                          Number of Shares
                  -----                          ----------------
      Common Stock $0.001 par value                  869,409

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page
Part I - Financial Information

Item 1

      Consolidated Balance Sheets as of November 30, 2001 and
      May 31, 2001 .......................................................   3

      Consolidated Statements of Operations for the three months and six
      months ended November 30, 2001 and 2000 ............................   4

      Consolidated Statements of Cash Flows for the six months ended
      November 30, 2001 and 2000 .........................................   5

      Notes to Consolidated Financial Statements .........................   6-7

      Item ...............................................................   2

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations ..............................................   7-9

      Part II - Other Information

      Item ...............................................................   6

      Exhibits and Reports on Form 8-K ...................................   10

      Signatures .........................................................   10

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   November 30,      May 31,
                                                                       2001            2001
                                                                   ------------    ------------
                                                                     Unaudited       Audited
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    532,129    $     10,511
  Accounts receivable, net of allowance for doubtful accounts of
    $4,479,000 and $5,402,000 at November 30, 2001 and May 31,
    2001, respectively                                                2,534,727       4,618,971
  Prepaid expenses and other current assets                             256,993         321,959
  Deferred income taxes                                               1,290,000       1,290,000
                                                                   ------------    ------------
      Total current assets                                            4,613,849       6,241,441

PROPERTY AND EQUIPMENT, net                                             728,487       1,022,021
INTANGIBLE ASSETS, net                                                2,698,569       6,221,134
DEFERRED INCOME TAXES                                                   769,500       1,755,000
OTHER ASSETS                                                            189,737         217,903
                                                                   ------------    ------------

                                                                   $  9,000,142    $ 15,457,499
                                                                   ============    ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit line                                            $         --    $  3,847,315
  Notes payable                                                         800,000         300,000
  Accrued payroll and related expenses                                1,397,757       2,545,358
  Accounts payable                                                      751,624       1,243,222
  Accrued expenses                                                      669,655         636,180
  Due to Medicare                                                       750,000       3,593,324
  Contract deposit on sale of business                                  700,000              --
  Due to officer                                                        100,000         100,000
                                                                   ------------    ------------
     Total current liabilities                                        5,169,036      12,265,399
                                                                   ------------    ------------

LONG-TERM LIABILITIES:
  Revolving credit line                                                 714,187              --
  Other long-term liabilities                                                --         311,828
                                                                   ------------    ------------
     Total long-term liabilities                                        714,187         311,828
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
  Convertible preferred stock-aggregate liquidation value
    $575,000; $1.00 par value, 5,000,000 shares authorized;
    380 and 455 shares issued, respectively                                 380             455
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized; 797,227 and 701,409 shares issued, respectively             796             701
  Additional paid-in capital                                         21,585,317      21,585,317
  Subscription receivable                                              (397,782)       (397,782)
  Deficit                                                           (17,743,727)    (17,917,728)
  Treasury stock 26,367 common shares at
    November  30, 2001 and May 31, 2001 at cost                        (390,691)       (390,691)
                                                                   ------------    ------------
  Total shareholders' equity                                          3,116,919       2,880,272
                                                                   ------------    ------------

                                                                   $  9,000,142    $ 15,457,499
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                               November 30,                    November 30,
                                                        ---------------------------    ----------------------------
                                                            2001           2000            2001            2000
                                                        -----------    ------------    ------------    ------------
REVENUES, net                                           $ 2,369,864    $ 10,229,017    $ 10,354,064    $ 20,989,504

OPERATING EXPENSES:
    Costs of revenues                                     1,564,734       6,835,105       6,937,872      14,091,787
    Selling, general and administrative                   1,495,205       2,696,388       3,842,883       5,534,050
    Depreciation and amortization                           105,451         265,710         351,583         531,472
    Provision for doubtful accounts                          13,887         178,938          94,227         358,306
                                                        -----------    ------------    ------------    ------------

                                                          3,179,277       9,976,141      11,226,565      20,515,615
                                                        -----------    ------------    ------------    ------------

OPERATING (LOSS) INCOME                                    (809,413)        252,876        (872,501)        473,889

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of business                             8,596              --         (12,986)             --
  Interest expense, net                                     (85,503)       (204,030)       (533,236)       (383,777)
                                                        -----------    ------------    ------------    ------------
                                                            (76,907)       (204,030)       (546,222)       (383,777)
                                                        -----------    ------------    ------------    ------------

(LOSS) INCOME  BEFORE PROVISION FOR INCOME TAXES           (886,320)         48,846      (1,418,723)         90,112

PROVISION (BENEFIT) FOR INCOME TAXES                             --          18,073              --          33,341
                                                        -----------    ------------    ------------    ------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                   (886,320)         30,773      (1,418,723)         56,771

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt, net of income taxes            --              --       1,607,824              --

                                                        -----------    ------------    ------------    ------------

NET INCOME (LOSS)                                       $  (886,320)   $     30,773    $    189,101    $     56,771
                                                        ===========    ============    ============    ============

BASIC INCOME (LOSS) PER COMMON SHARE:

    (Loss) Income before extraordinary item             $     (1.17)   $       0.01    $      (1.89)   $       0.02
    Extraordinary item                                         0.00            0.00    $       2.12            0.00
                                                        -----------    ------------    ------------    ------------
    Net (loss) income                                   $     (1.17)   $       0.01    $        .23    $       0.02
                                                        ===========    ============    ============    ============

DILUTED INCOME (LOSS) PER COMMON SHARE:

    (Loss) Income before extraordinary item             $     (1.17)   $       0.01    $      (1.87)   $       0.02
    Extraordinary item                                         0.00            0.00            2.10            0.00
                                                        -----------    ------------    ------------    ------------
    Net (loss) income                                   $     (1.17)   $       0.01    $        .23    $       0.02
                                                        ===========    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
Basic                                                       770,860         588,522         756,671         588,504
                                                        ===========    ============    ============    ============
Diluted                                                     770,860         588,522         766,167         594,955
                                                        ===========    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                       November 30,
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
Cash flow from operating activities:
  Net income                                                    $   189,101    $    56,771
                                                                -----------    -----------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Extraordinary gain on extinguishment of debt                (1,607,824)            --
     Provision for doubtful accounts                                 94,227        358,306
     Depreciation and amortization                                  351,583        531,472
     Deferred income taxes                                               --         18,073
    Loss on sale of business                                         12,986             --
     Changes in operating assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable                                          1,990,017     (1,888,882)
     Prepaid expenses and other current assets                       64,966       (113,671)
     Other assets                                                    28,166           (212)
  Increase (decrease) in liabilities:
     Accrued payroll and related expenses                        (1,147,601)      (124,244)
     Accounts payable and other accrued expenses                   (785,051)       753,169
     Due to Medicare                                               (250,000)            --
                                                                -----------    -----------
          Total adjustments                                      (1,248,531)      (465,989)
                                                                -----------    -----------
          Net cash used in operating activities                  (1,059,430)      (409,218)
                                                                -----------    -----------

  Cash flows from investing activities:
          Purchase of property and equipment                         (6,470)      (121,959)
          Proceeds from sale of business, net                     3,458,000             --
          Deposit on contract for sale of business                  700,000             --
          Purchase of intangibles                                                  (35,707)
                                                                -----------    -----------
          Net cash provided by (used in) investing activities     4,151,530       (157,666)
                                                                -----------    -----------

  Cash flows from financing activities:
          (Repayment) proceeds of revolving credit line, net     (3,133,128)       499,429
          Proceeds from note payable                                800,000             --
          (Repayment) of notes payable                             (300,000)
          (Repayment) of long-term debt                                  --        (46,319)
          Exercise of stock options                                  62,646          6,875
                                                                -----------    -----------
          Net cash (used in) provided by financing activities    (2,570,482)       459,985
                                                                -----------    -----------

  Net increase (decrease) in cash and cash equivalent               521,618       (106,899)
  Cash and cash equivalents at beginning of period                   10,511        321,465
                                                                -----------    -----------
  Cash and cash equivalents at end of period                    $   532,129    $   214,566
                                                                ===========    ===========

  Supplemental disclosure:
          Income taxes paid                                     $        --             --
                                                                ===========    ===========
          Interest paid                                         $   533,247    $   383,777
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of November 30, 2001, results of its operations for the three and six months periods ended November 30, 2001 and 2000 and cash flows for the six month period ended November 30, 2001 and 2000.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2001, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

      The results of operations for the three and six months periods ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      Note 1 - Net Income Per Common Share

      Net income per common share and per common and common equivalent share is based upon weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

      Net income available to common shareholders was computed as follows:

                                               Three Months Ended         Six Months Ended
                                                  November 30,              November 30,
                                                 2001        2000         2001        2000
                                                 ----        ----         ----        ----
Net income (loss) available to common
  shareholders                                $(886,320)   $ 30,773    $ 189,101    $ 56,771
Dividends on preferred shares                    (9,100)    (11,500)     (15,100)    (23,000)
                                              ---------    --------    ---------    --------
Net income available to common shareholders   $(895,420)   $ 10,635    $ 174,001    $ 33,771
                                              =========    ========    =========    ========

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

      On August 31, 2001, the Company completed the sale of the NJ Assets for an adjusted sales price of $3,750,000, and recognized a loss of approximately ($13,000) on the sale, net of various transaction costs.

      Additionally, on August 31, 2001 the Company entered into a management agreement with Premier, which provides for Premier to assume the management and operation of the Company's New York operations effective September 1, 2001. The sale of the NY Assets is contingent upon New York State regulatory approval and approval by the Company's stockholders. In consideration for entering into the management agreement, Premier loaned the Company $800,000, which is included in notes payable at November 30, 2001. The loan bears interest at 3.5% per annum, and is secured by the NY Assets. The management agreement expires upon completion of the sale of the NY Assets, and the loan and any accrued interest will be repaid upon the closing of the NY Asset sale. In addition, Premier has advanced the Company an additional $700,000 towards the NY asset purchase price.

      The sale agreement provided for the Company to retain its billed and unbilled accounts receivable of the New Jersey and New York operations through September 1, 2001.

      Note 4: Credit Facilities

      Upon the closing of the sale with Premier, the Company paid off the outstanding balance and terminated its credit facility with Healthcare Finance Group, Inc.

      In addition, on August 31, 2001, the Company entered into a new $2 million dollar credit facility with Heller Healthcare Finance, Inc. The new facility provides for the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days at the lenders prime rate plus 1%. The new facility expires on August 31, 2004 and requires the Company to meet certain financial ratios and covenants. All assets of the Company collateralize the new credit facility. On December 19, 2001, the Company agreed to add certain covenants to its revolving credit facility with Heller Healthcare Finance.
The Company believes that it is in compliance with the covenants of its revolving credit facility.

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

      The subsidiary liquidated its assets and discharged its liabilities through an assignment for benefit of creditors under Florida State law, and the subsidiary was dissolved. In connection with the dissolution and liquidation of the subsidiary, the Company has recorded an extraordinary gain of $1,607,824 (net of income taxes of $985,500) for the extinguishment of the debt related to the Medicare overpayments made to the subsidiary, which is shown as an extraordinary item in the six months ended November 30, 2001 financial statements.

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

Results of Operations

      Quarter ended November 30, 2001 compared to quarter ended November 30,
2000.

      Net revenues for the quarter ended November 30, 2001 decreased $7,859,153 or 76.8% to $2,369,864 from $10,229,017 for the quarter ended November 30, 2000. The decrease in net revenue for the quarter ended November 30, 2001 from the quarter ended November 30, 2000 is primarily attributable to the sale of the New Jersey and New York operations of the Company. The revenue attributable to the New York and New Jersey operations for the quarter ended November 30, 2001 was $662,710 as compared to $7,855,302 for the quarter ended November 30, 2000. The revenue for the retained operations of the Company for the quarter ended November 30, 2001 was $2,307,690 compared to $3,045,702 for the quarter ended November 30, 2000, a decrease of $738,012.

      Gross profit margin increased to 34.0% for the quarter ended November 30, 2001 from 33.2% for the quarter ended November 30, 2000. The increase in the gross profit margin is primarily attributable to an elimination of lower profit margin contracts, primarily in New York.

      Selling, general and administrative costs decreased $1,201,183 (44.5%) to $1,495,205 for the quarter ended November 30, 2001, down from $2,696,388 for the quarter ended November 30, 2000. The decrease in selling, general and administrative expenses is primarily attributable to the Company's restructuring efforts during the past quarter, as well as the sale of the New Jersey and New York operations.

      Loss from operations increased to $(809,413) for the quarter ended November 30, 2001 from income of $252,876 for the quarter ended November 30, 2000 a decrease of $1,062,289. The decrease in income from operations for the quarter ended November 30, 2001 from the quarter ended November 30, 2000 is attributable to the decrease in revenue.

      Interest expense decreased to $85,503 for the quarter ended November 30, 2001 from $204,030 for the quarter ended November 30, 2000. The decrease is due to a reduction of the credit facility as well as a reduction of the interest rate.

      Six months ended November 30, 2001 compared to six months ended November 30, 2000.

      Net revenues for the six months ended November 30, 2001 decreased $10,635,440 or 50.7% to $10,354,064 from $20,989,504 for the six months ended
November 30, 2000. This decrease is primarily attributable to the sale of the New Jersey and New York operations of the Company. The revenue for the New Jersey and New York for the six months ended November 30, 2001 was $6,901,488 as compared to $16,142,947 for the six months ended November 30, 2000. The revenue for the retained operations of the Company for the six months ended November 30, 2001 was $4,767,565, compared to $6,196,753 for the six months ended November 30, 2000, a decrease of $1,429,188.

      Gross profit margin increased to 33.0% for the six months ended November 30, 2001 from 32.9% for the six months ended November 30, 2000. Gross profit margin is consistent with comparable prior periods.

      Selling, general and administrative costs decreased $1,691,167 (30.50%) to $3,842,883 for the six months ended November 30, 2001, down from $5,534,050 for the six months ended November 30, 2000. The decrease in selling, general and administrative expenses is primarily attributable to the Company's restructuring efforts, including general staff consolidations and reductions as well as the sale of the New Jersey and New York operations.

Financial Condition, Liquidity and Capital Resources

      As of November 30, 2001 cash and cash equivalents were $532,129 as compared with $10,511 at May 31, 2001. The net increase of $521,618 resulted primarily from the sale of Company's New Jersey and New York operations as well as the Company's aggressive collection efforts.

      The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at November 30, 2001 and May 31, 2001.

      On August 31, 2001 the Company and certain subsidiaries entered into a new lending agreement with Heller Healthcare Finance, Inc. The new revolving credit facility is a 3-year $2.0 million facility that provides the Company with the ability to borrow up to 85% of eligible Accounts Receivable aged less than 150 days for the Company and its subsidiaries. Excluded from the borrowing base were the accounts receivable from the New York and New Jersey operations that were retained by the Company as part of the Premier transaction. The interest rate on borrowed funds is equal to the prime rate plus 1%. Additionally, the line has a collateral reserve pending finalizing the closing of the New York operations with Premier, at which time the reserve will be lifted.

      As of November 30, 2001 the outstanding loan balance was $714,187. The Company believes that it is in compliance with the covenants of its revolving credit facility.

      On December 19, 2001, the Company agreed to add certain covenants to its revolving credit facility with Heller Healthcare Finance related to the Settlement Agreement discussed below.

      On July 11, 2001 the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims both parties mutually agreed upon a settlement amount of $1,000,000 payable by Star in four equal quarterly payments of $250,000 each with the first payment due on or before November 8, 2001. Such funds will come from the proceeds of the sale of its New Jersey and New York operations to Premier, the collection of the accounts receivable from these offices and availability from its credit line.

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

                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.    Exhibits:

      10.1 LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.

      10.2 Revolving Credit Note dated August 31, 2001 for $2.0 million payable by Star Multi Care Services, Inc., Amserv Healthcare of Ohio, Amserv Healthcare of New Jersey, Inc. and EFCC Acquisition Corp. to Heller Healthcare Finance, Inc.

      10.3 Amendment No. 1 dated December 19, 2001 of the LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.

2.    Reports on Form 8-K.

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        STAR MULTI CARE SERVICES, INC.


January 22, 2002                        By: s/Stephen Sternbach
----------------                            ------------------------------------
      Date                                  Chairman of the Board, President and
                                            Chief Executive Officer

                                Index of Exhibits

10.1 LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.

10.2 Revolving Credit Note dated August 31, 2001 for $2.0 million payable by Star Multi Care Services, Inc., Amserv Healthcare of Ohio, Amserv Healthcare of New Jersey, Inc. and EFCC Acquisition Corp. to Heller Healthcare Finance, Inc.

10.3 Amendment No. 1 dated December 19, 2001 of the LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.