Form 10-Q
period 2002-02-28
STAR MULTI CARE SERVICES INC
filed 2002-04-15
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED February 28, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _____________

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

                 New York
                 --------                                  11-1975534
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

            33 Walt Whitman Road, Huntington Station, New York 11746
                    (Address of principal executive offices)

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

                                    Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 12, 2002:

                   Class                         Number of Shares
                   -----                         ----------------
       Common Stock $0.001 par value                 710,000

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                                                          Page
Part I - Financial Information

Item 1

   Consolidated Balance Sheets as of February 28, 2002 and May 31, 2001 .............................     3

   Consolidated Statements of Operations for the three months and nine months ended
   February 28, 2002 and 2001 .......................................................................     4

   Consolidated Statements of Cash Flows for the nine months ended
   February 28, 2002 and 2001 .......................................................................     5

   Notes to Consolidated Financial Statements .......................................................     6-7

   Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................................................     8-10

   Part II - Other Information

   Item 6

   Exhibits and Reports on Form 8-K .................................................................     11

   Signatures........................................................................................     11

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      February 28,         May 31,
                                                                          2002               2001
                                                                      ------------       ------------
                                                                       Unaudited            Audited
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $      2,985       $     10,511
  Accounts receivable, net of allowance for doubtful accounts of
    $3,444,000 and $5,402,000 at February 28, 2002 and May 31,
    2001, respectively                                                   1,634,778          4,618,971

  Prepaid expenses and other current assets                                439,975            321,959

  Deferred income taxes                                                  1,290,000          1,290,000
                                                                      ------------       ------------
      Total current assets                                               3,367,738          6,241,441

PROPERTY AND EQUIPMENT, net                                                691,945          1,022,021

INTANGIBLE ASSETS, net                                                   2,659,196          6,221,134

DEFERRED INCOME TAXES                                                      769,500          1,755,000

OTHER ASSETS                                                               191,637            217,903
                                                                      ------------       ------------
                                                                      $  7,680,016       $ 15,457,499
                                                                      ============       ============
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit line                                               $         --       $  3,847,315

  Notes payable                                                            800,000            300,000

  Accrued payroll and related expenses                                   1,100,235          2,545,358

  Accounts payable                                                         562,283          1,243,222

  Accrued expenses                                                         934,337            636,180

  Due Medicare                                                             500,000          3,593,324

  Contract deposit on sale of business                                     700,000                 --

  Due officer                                                              100,000            100,000
                                                                      ------------       ------------
     Total current liabilities                                           4,696,855         12,265,399
                                                                      ------------       ------------

LONG-TERM LIABILITIES:

  Revolving credit line                                                    672,269                 --

  Other long-term liabilities                                                   --            311,828
                                                                      ------------       ------------
     Total long-term liabilities                                           672,269            311,828
                                                                      ------------       ------------

SHAREHOLDERS' EQUITY:
  Convertible preferred stock-aggregate liquidation value
    $575,000; $1.00 par value, 5,000,000 shares authorized;
    335 and 455 shares issued, respectively                                    335                455
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized;  986,427 and 701,409 shares issued, respectively               987                701

  Additional paid-in capital                                            21,679,246         21,585,317

  Subscription receivable                                                 (397,782)          (397,782)

  Deficit                                                              (18,581,203)       (17,917,728)
  Treasury stock 26,367 common shares at
    February 28, 2002 and May 31, 2001 at cost                            (390,691)          (390,691)
                                                                      ------------       ------------
  Total shareholders' equity                                             2,310,892          2,880,272
                                                                      ------------       ------------

                                                                      $  7,680,016       $ 15,457,499
                                                                      ============       ============

           See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended                    Nine Months Ended
                                                                     February 28,                        February 28,
                                                           ------------------------------       -------------------------------
                                                               2002              2001                2002              2001
                                                           -----------       ------------       ------------       ------------
REVENUE, net                                               $ 2,287,705       $  9,012,180       $ 12,641,769       $ 30,001,679

OPERATING EXPENSES:

    Costs of revenue                                         1,403,566          5,909,073          8,341,438         20,000,854

    Selling, general and administrative                      1,382,770          2,454,090          5,225,653          7,988,099

    Depreciation and amortization                               71,036            238,441            422,619            769,895

    Provision for doubtful accounts                            135,296            190,173            229,523            548,479
                                                           -----------       ------------       ------------       ------------

                                                             2,992,668          8,791,777         14,219,233         29,307,327
                                                           -----------       ------------       ------------       ------------

OPERATING (LOSS) INCOME                                       (704,963)           220,403         (1,577,464)           694,352

OTHER INCOME (EXPENSE):

  Loss on sale of business                                          --                 --            (12,986)                --

  Interest expense, net                                       (126,113)          (185,289)          (659,349)          (569,104)
                                                           -----------       ------------       ------------       ------------

                                                              (126,113)          (185,289)          (672,335)          (569,104)
                                                           -----------       ------------       ------------       ------------

(LOSS) INCOME  BEFORE PROVISION FOR INCOME TAXES              (831,076)            35,114         (2,249,799)           125,248

PROVISION (BENEFIT) FOR INCOME TAXES                                --             12,979                 --             46,342
                                                           -----------       ------------       ------------       ------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                      (831,076)            22,135         (2,249,799)            78,906

EXTRAORDINARY ITEM:

  Gain on extinguishment of debt, net of income taxes               --                 --          1,607,824                 --
                                                           -----------       ------------       ------------       ------------

NET (LOSS) INCOME                                          $  (831,076)      $     22,135       $   (641,975)      $     78,906
                                                           ===========       ============       ============       ============

BASIC INCOME (LOSS) PER COMMON SHARE:
    (Loss) Income before extraordinary item                $     (0.98)      $       0.01       $      (2.87)      $       0.02

    Extraordinary item                                              --               0.00               2.03               0.00
                                                           -----------       ------------       ------------       ------------
    Net (loss) income                                      $     (0.98)      $       0.01       $      (0.84)      $       0.02
                                                           ===========       ============       ============       ============

DILUTED INCOME (LOSS) PER COMMON SHARE:
    (Loss) Income before extraordinary item                $     (0.98)      $       0.02       $      (2.87)      $       0.08

    Extraordinary item                                              --               0.00               2.03               0.00
                                                           -----------       ------------       ------------       ------------
    Net (loss) income                                      $     (0.98)      $       0.02       $      (0.84)      $       0.08
                                                           ===========       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:

Basic                                                          858,954            588,523            790,291            588,505
                                                           ===========       ============       ============       ============
Diluted
                                                               858,954            588,523            790,291            592,805
                                                           ===========       ============       ============       ============

           See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                            February 28,
                                                                   -----------------------------
                                                                       2002              2001
                                                                   -----------       -----------
Cash flow from operating activities:
  Net income (loss)                                                $  (641,975)      $    78,906
                                                                   -----------       -----------
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

     Extraordinary gain on extinguishment of debt                   (1,607,824)               --

     Provision for doubtful accounts                                   229,523           548,479

     Depreciation and amortization                                     422,619           769,895

     Deferred income taxes                                                  --             2,086

     Loss on sale of business                                           12,986                --
     Changes in operating assets and liabilities:
  (Increase) decrease in assets:

     Accounts receivable                                             2,754,670        (1,974,322)

     Prepaid expenses and other current assets                        (118,016)          (20,823)

     Other assets                                                       26,266            (3,462)
  Increase (decrease) in liabilities:

     Accrued payroll and related expenses                           (1,445,123)          242,695

     Accounts payable and other accrued expenses                      (684,661)          579,854

     Due to Medicare                                                  (500,000)               --
                                                                   -----------       -----------
          Total adjustments                                           (909,560)          144,402
                                                                   -----------       -----------

          Net cash used in operating activities                     (1,551,535)          223,308
                                                                   -----------       -----------

  Cash flows from investing activities:

          Purchase of property and equipment                            (1,591)          (39,464)

          Repayment of note receivable from officer                                        5,000

          Proceeds from sale of business, net                        3,458,000                --

          Deposit on contract for sale of business                     700,000                --

          Purchase of intangibles                                           --           (99,022)
                                                                   -----------       -----------
          Net cash provided by (used in) investing activities        4,156,409          (133,486)
                                                                   -----------       -----------

  Cash flows from financing activities:
          (Repayment) proceeds of revolving credit line, net        (3,175,046)         (352,449)

          Proceeds from note payable                                   800,000                --

          Repayment of notes payable                                  (300,000)

          (Repayment) of long-term debt                                     --

          Exercise of stock options                                     62,646             6,875
                                                                   -----------       -----------
          Net cash (used in) provided by financing activities       (2,612,400)         (345,574)
                                                                   -----------       -----------

  Net increase (decrease) in cash and cash equivalent                   (7,526)         (255,752)

  Cash and cash equivalents at beginning of period                      10,511           321,465
                                                                   -----------       -----------
  Cash and cash equivalents at end of period                       $     2,985       $    65,713
                                                                   ===========       ===========

  Supplemental disclosure:
          Income taxes paid                                        $        --       $    15,618
                                                                   ===========       ===========
          Interest paid                                            $   659,349       $   513,947
                                                                   ===========       ===========

           See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company"), contain all adjustments necessary to present fairly the Company's financial position as of February 28, 2002, results of its operations for the three and nine month periods ended February 28, 2002 and 2001, and cash flows for the nine month periods ended February 28, 2002 and 2001.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2001, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

      The results of operations for the three and nine month periods ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year.

      Note 1 - Net Income Per Common Share

      Net income per common share and per common and common equivalent share is based upon the weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options, if any.

      Net income available to common shareholders was computed as follows:

                                                   Three Months Ended               Nine Months Ended
                                                       February 28,                    February 28,
                                                    2002           2001            2002            2001
                                                    ----           ----            ----            ----
Net income (loss)                                $(831,076)      $ 22,135       $(641,975)      $ 78,906
Dividends on preferred shares                       (6,400)       (11,500)        (21,500)       (34,500)
                                                 ---------       --------       ---------       --------
Net income available to common shareholders      $(837,476)      $ 10,635       $(663,475)      $ 44,406
                                                 =========       ========       =========       ========

      Note 2: Reclassifications and Use of Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among other things, the allowance for doubtful accounts, workers' compensation and medical benefit reserves for its Self Funded Plans, other asset valuation allowances, and certain liabilities. Management periodically re-evaluates the estimates inherent in certain financial statement amounts and may adjust accordingly.

      Note 3: Sale of Businesses

      On July 3, 2001 the Company entered into an agreement with Premier Home Healthcare Services, Inc. ("Premier") to sell selected assets and home health care operations of the Company's New Jersey ("NJ Assets") and New York ("NY Assets") operations for an aggregate sales price of $5.5 million, subject to a post closing adjustment to the purchase price based upon certain revenue thresholds. The allocation of the sales price was $4.0 million for the NJ Assets, and $1.5 million for the NY Assets.

      On August 31, 2001, the Company completed the sale of the NJ Assets for an adjusted sales price of $3,750,000, and recognized a loss of approximately ($13,000) on the sale, net of various transaction costs.

      Additionally, on August 31, 2001 the Company entered into a management agreement with Premier, which provides for Premier to assume the management and operation of the Company's New York operations effective September 1, 2001. The agreement with Premier provides for the sale of the NY Assets contingent upon New York State regulatory approval and approval by the Company's stockholders. In consideration for entering into the management agreement, Premier loaned the Company $800,000, which is included in notes payable at February 28, 2002. The loan bears interest at 3.5% per annum, and is secured by the NY Assets. The management agreement expires upon completion of the sale of the NY Assets, and the loan and any accrued interest will be repaid upon the closing of the NY Asset sale. In addition, Premier has advanced the Company an additional $700,000 towards the NY asset purchase price.

      The sale agreement provided for the Company to retain its billed and unbilled accounts receivable of the New Jersey and New York operations through August 31, 2001.

      Note 4: Credit Facilities

      Upon the closing of the sale with Premier, the Company paid off the outstanding balance and terminated its credit facility with Healthcare Finance Group, Inc.

      In addition, on August 31, 2001, the Company entered into a $2 million credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate (4-3/4% at February 28, 2002) plus 1%. This facility expires on August 31, 2004, and requires the Company to meet certain financial ratios and covenants. All assets of the Company collateralize the new credit facility.

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

      The subsidiary liquidated its assets and discharged its liabilities through an assignment for benefit of creditors under Florida state law, and the subsidiary was dissolved. In connection with the dissolution and liquidation of the subsidiary, the Company has recorded an extraordinary gain of $1,607,824 (net of income taxes of $985,500) for the extinguishment of the debt related to the Medicare overpayments made to the subsidiary, which is shown as an extraordinary item in the financial statements for the nine months ended February 28, 2002.

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

      The Company is subject to significant external factors that could have a significant impact on its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors, which are beyond the control of the Company. These factors, as well as, future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

Results of Operations

      Quarter ended February 28, 2002 compared to quarter ended February 28,
2001.

      Net revenue for the quarter ended February 28, 2002 decreased $6,724,475, or 74.6% to $2,287,705 from $9,012,180 for the quarter ended February 28, 2001. This decrease is primarily attributable to the sale of the New Jersey and New York operations of the Company.

      Gross profit margin increased to 38.6% for the quarter ended February 28, 2002 from 34.4% for the quarter ended February 28, 2001. The increase in the gross profit margin is primarily attributable to an elimination of lower profit margin contracts, primarily in New York.

      Selling, general and administrative costs for the quarter ended February 28, 2002 decreased $1,071,320 (43.7%) to $1,382,770, from $2,454,090 for the quarter ended February 28, 2001. The decrease in selling, general and administrative expenses is primarily attributable to the Company's restructuring efforts during the past quarter, as well as the sale of the New Jersey and New York operations.

      Income from operations decreased $902,191 to a loss of $(681,788) for the quarter ended February 28, 2002 from income of $220,403 for the quarter ended February 28, 2001. The decrease in income from operations for the quarter ended February 28, 2002 as compared to the quarter ended February 28, 2001, is attributable to the decrease in revenue.

      Interest expense decreased to $126,113 for the quarter ended February 28, 2002, from $185,289 for the quarter ended February 28, 2001. The decrease is due to a reduction of the credit facility as well as a reduction of the interest rate.

      Nine months ended February 28, 2002 compared to nine months ended February 28, 2001.

      Net revenue for the nine months ended February 28, 2002 decreased $17,359,910 or 57.9% to $12,641,769 from $30,001,679 for the nine months ended
February 28, 2001. This decrease is primarily attributable to the sale of the New Jersey and New York operations of the Company.

      Gross profit margin increased to 34.0% for the nine months ended February 28, 2002 from 33.3% for the nine months ended February 28, 2001. The increase in the gross profit margin is primarily attributable to an elimination of lower profit margin contracts, primarily in New York.

      Selling, general and administrative costs for the nine months ended February 28, 2002 decreased $2,762,446 (34.6%) to $5,225,653, from $7,988,099 for the nine months ended February 28, 2001. The decrease in selling, general and administrative expenses is primarily attributable to the Company's restructuring efforts during the past six months, as well as the sale of the New Jersey and New York operations.

Financial Condition, Liquidity and Capital Resources

      As of February 28, 2002, cash and cash equivalents were $2,985 as compared with $10,511 at May 31, 2001, reflective of the Company's continued efforts to keep its outstanding borrowings under its credit facility to a minimum.

      The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 120 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at February 28, 2002 and May 31, 2001.

      On August 31, 2001, the Company entered into a $2 million credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. This facility expires on August 31, 2004.

      As of February 28, 2002, the outstanding loan balance was $672,269.

      On July 11, 2001 the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims, both parties mutually agreed upon a settlement amount of $1,000,000 payable by Star in four equal quarterly payments of $250,000 each, with the first payment due on or before November 8, 2001. Such funds will come from the proceeds of the sale of its New Jersey and New York operations to Premier, the collection of the accounts receivable from these offices, and availability from its credit line.

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

Forward Looking Statements

      Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes", and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current IPS and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry. This discussion should be read in conjunction with: (i) the attached consolidated financial statements and notes thereto, (ii) the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2001, and (iii) the section entitled "Forward Looking Statements" appearing in the Company's Form 10-K which is hereby incorporated by reference.

                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.    Exhibits:

      3.1 Amended and Restated By-laws adopted by the Board of Directors on February 11, 2002.

2.    Reports on Form 8-K.

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    STAR MULTI CARE SERVICES, INC.


April 15, 2002                      By: s/ Stephen Sternbach
---------------                         ----------------------------------------
      Date                              Chairman of the Board, President and
                                        Chief Executive Officer


April 15, 2002                      By: s/ David Schoenberg
---------------                         ----------------------------------------
      Date                              Controller
                                        Chief Accounting Officer

                                Index of Exhibits

3.1 Amended and Restated By-laws adopted by the Board of Directors on February 11, 2002.