Form 10-K
period 2002-05-31
STAR MULTI CARE SERVICES INC
filed 2002-10-16
CIK 874038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|x| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
                       (Name of Registrant in its charter)

           New York                                           11-1975534
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


33 Walt Whitman Road, Huntington Station, NY                    11746
  (Address of principal executive office)                     (Zip Code)

Issuer's telephone number, including area code: (631) 423-6689

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                     Name of each exchange
         Title of Each Class                         on which registered

Common Stock, par value $.001 per share                OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

On October 8, 2002 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates equaled 765,600 shares with a market value of $107,184 (based upon the closing price of the Common Stock on such date on the NASD OTC Bulletin Board).

As of October 8, 2002, the Registrant had 1,059,232 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

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

The Company was established in 1938 in Brooklyn, New York and was purchased by present management in 1986 at which time the primary focus of the organization was the provision of facility staffing and private duty nursing services. After the Company was acquired management successfully secured, in 1989, New York State Department of Health approval as a Licensed Home Care Services Agency. This expanded the Company's scope of services into the home care market. Management initiated an IPO in 1991 with the Company becoming publicly traded on the NASDAQ SmallCap Market, and in 1995 the Company began trading on the NASDAQ National Market. On November 11, 1999 the Company reverted to trading on the NASDAQ SmallCap Market, and on July 10, 2002, it began trading on the NASD OTC Bulletin Board. In addition, the Company has maintained accreditation by the Joint Commission on Accreditation of Health Care Organizations (JCAHO) since 1992 and was most recently awarded in May 2002 Joint Commission Accreditation with Commendations, attesting to the Company's commitment to the delivery of high quality health care services.

In conjunction with the Premier Asset Purchase Agreement, the New York and New Jersey locations / operations of the Company were fully transferred to Premier. At fiscal year end, the Company maintained 5 licensed offices within the three remaining states it operates in, which include Pennsylvania (3 offices), Ohio (1 office), and Florida (1 office). In the Ohio and Pennsylvania locations, the Company also maintains as a provision of State licensing and contracting requirements Medicare Certified Home Health Agency operations in these states. Star maintains full functionality for service provision across the Company 7 days a week, 24 hours a day. As of the fiscal year end, the Company employs over 1,000 full-time and part-time employees and services over 1,000 clients annually. Additionally, the Company also has its corporate facilities and executive offices in Huntington Station, New York.

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

In 1993, the Company further expanded its home care operations in New York through the acquisition of certain assets of DSI Health Care Services, Inc.
(DSI). This acquisition added new contract relationships within the New York County of Nassau with facility based Certified Home Health Care Agencies, Long Term Home Health Care Programs, and Hospices as well as expanded the Company's existing Medicaid operations within the County.

In May of 1995, the Company acquired certain assets of Long Island Nursing Registry, Inc. ("LINR"), which again augmented its existing operations in Nassau County by both adding new contracts and expanding existing contract relationships. The acquisition of LINR expanded Company operations into the new markets of Suffolk and Onondaga (Syracuse Area) Counties (NY) for provision of contract Medicaid Personal Care Services, Medicaid Skilled Nursing Services and a variety contracts with facility based Certified Home Health Agencies, Long Term Home Health Care Programs, and Hospice Programs; however, the Company formally withdrew from the Syracuse market on May 1, 1999 by closing this office in conjunction with its consolidation and restructuring initiatives.

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

On September 9, 1997 the Company consummated an Agreement and Plan of Merger with Extended Family Care Corporation (EFCC). The Agreement between the Company and EFCC provided for the merger of EFCC Acquisition Corp. (Merger Sub), a New York Corporation and a wholly-owned subsidiary of the Company with EFCC, with EFCC merging with and into the Merger Sub. At the time, the EFCC acquisition added to the Company's existing New York and New Jersey operations as well as expanded these operations by introducing new service contracts that were similar to and compatible with existing paraprofessional contracts in these regions. Additionally, the Company added new market operations in Allentown, Pennsylvania. This particular office predominantly specializes in the provision of skilled Pediatric Nursing services. This office is both Medicaid approved and Medicare certified.

On May 8, 2000, the Company through a subsidiary corporation, EFCC Acquisition Corp. d/b/a Extended Family Care, acquired certain assets of the Pennsylvania offices of US Home Care. The acquisition expanded the Company's existing operations in Pennsylvania by adding three new locations in Philadelphia, Lancaster and Pittsburgh. The acquisition introduced the Company into three new major markets in Pennsylvania and added approximately $5 million in revenue. The Philadelphia office was subsequently closed in December 2000.

Sale of Existing Operations

On July 3, 2001, the Company entered into Purchase Agreement with Premier Home Healthcare Services, Inc. ("Premier") to acquire selected assets of the Company's wholly owned subsidiary, Amserv Healthcare of New Jersey, Inc., operating the New Jersey operations of the Company and the New York operations of the Company, with an aggregate purchase price of $5.5 million, $4.0 million and $1.5 million for the New Jersey and New York operations, respectively. Sale of the New Jersey Assets was completed on August 31, 2001 subject to a post closing adjustment to the purchase price based upon certain revenue thresholds. Additionally, on August 31, 2001, the Company entered into a Management Agreement with Premier for management and operation of the Company's New York operations pending New York State regulatory approval and the Company's stockholder approval. Upon receipt of all necessary approvals, the sale of the Company"s New York operations will be completed. The purchase price of the New York operations was also subject to adjustment based upon certain revenue thresholds. In the interim period between the effective date of the Management Agreement with Premier and the closing of the New York operations, the Company borrowed $800,000 from Premier which was secured by the assets that Premier was to purchase in the form of a non-recourse promissory note. Additionally, under the terms of the Purchase Agreement with Premier, Star had retained the account receivables of the New York and New Jersey operations, equal to approximately $4.5 million. Subsequent to the execution of the Purchase Agreement with Premier and the closing of the New Jersey Assets in August 2001, the Company determined that shareholder approval was not required for consummation of the sale of the New York operations of the Company. As the Company has received New York State regulatory approval for the sale of the New York operations and to facilitate the closing of the sale of the these assets without shareholder approval, the Company has agreed to a consensual foreclosure of the New York operations by Premier, whereby all of the assets related to the Company's New York operations will be transferred to Premier. Upon the completion of this consensual foreclosure, the New York operations will have been transferred to Premier, in the same manner had a closing actually occurred, with no additional liability incurred by the Company. This foreclosure should be completed by the end of November 2002.

The Company used the proceeds from the transaction with Premier to pay-off and terminate its credit facility with Healthcare Finance Group, Inc. ("HFG"). The Company paid HFG a total of $4.4 million in debt obligations and fees.

Organizational Restructuring Changes

Although the Company had implemented organizational restructuring plans over the 1999 and 2000 fiscal years in response to industry related reimbursement and regulatory changes, the Company again initiated additional restructuring activities in fiscal year 2001. This was done in response to: (1) continued service volume shrinkage across the industry in all areas of reimbursement including Medicare, Medicaid and commercial insurance; (2) the Company's need to improve profitability in order to reduce financial obligation liabilities, and
(3) the Company's inability to secure adequate numbers of personnel to expand client service volume due to an industry wide personnel shortage. The restructuring activities were initiated and completed in the Company's second quarter. These restructuring activities included;

o     Senior and middle management personnel changes.

o     General staff consolidations and reductions.

o The closure of all non-profitable, marginally profitable and under performing divisions and locations.

o     The elimination of under performing, low margin and poor paying contracts.

In the 1999 and 2000 fiscal years, the Company also initiated and completed the consolidation of certain licensed offices in both Florida and New York. The licensed offices located in Miami Lakes and Lake Worth were consolidated and centralized into the Company's Hollywood office to increase operational efficiency in the region and reduce cost. Simultaneously, the Company terminated certain under-performing low margin managed care contracts in the region to increase the regional operating margin. Additionally, the Company, effective February 26, 1999, discontinued Medicare Certified Home Health Agency operations in Florida due to changes in the Medicare reimbursement and authorization methodologies. In May 1999 the Company closed its Syracuse office due to cost containment considerations.

Effective January 1, 1999, the Company successfully completed an 18 month, automation restructuring project by placing all offices on the same operating software for client intake, scheduling, personnel, clinical data base management, billing and compliance. The system downloads data to the Resource Center into a standard accounting package for payroll, billing, collection, financial and general ledger processing. These changes marked a significant transition from multiple operating systems to one integrated standardized operating system. The Company continues to upgrade these systems to the most recent releases available.

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

Customer Base

The Company maintains four types of customers, which form the base of its referral source. The customer base includes Federally and State funded public assistance programs (Medicare, Medicaid), other third party payors (subcontracts), insurance companies and private pay customers.

A substantial portion of the Company's revenue is derived from home health care services provided to patients who are eligible for Medicaid and Aging related services referred to the Company through contract or subcontract relationships. The Company maintained State and / or County approval and / or contracts in New York, New Jersey, Ohio, and Pennsylvania for provision of professional and paraprofessional Medicaid services which include Registered Nurse, Licensed Practical Nurse, Home Health Aide, Personal Care Aide, Homemaking, and Live-in Companion services. Each State maintain(ed/s) its own initial approval and annual re-approval criteria, which are subject to audit and / or accreditation processes. These services are reimbursed directly by State and / or local government and represent a combination of federal, state and local funding. Clients are referred to the Company by physicians, hospital discharge planning departments and community based medical service organizations. The majority of the business in the states of New York, New Jersey, Ohio, and Pennsylvania was/is Medicaid reimbursed. If a contract was to be lost or an annual approval / accreditation not secured, it could have a material and adverse effect on the Company's operating results.

Although the Company discontinued Medicare operations in the State of Florida, it is still federally certified to provide Medicare reimbursed Certified Home Health Agency services in the states of Ohio and Pennsylvania; however, the Company conducts no Medicare reimbursed business in these states.

During the fiscal years ended May 31, 2002, 2001, and 2000, 70%, 63% and 67%, respectively, of the Company's revenue was attributable to Medicaid programs. The principal reason for the increase in the most recent fiscal year is the discontinuation in the New York and New Jersey markets where there had been general service hour volume reductions in Medicaid services.

The Company's next largest customer base is derived from other third party payors which consist of subcontracting relationships for provision of personnel with community and facility based organizations that are reimbursed directly by Medicaid or other governmental services, and insurance companies. This source has accounted for 28%, 40% and 29% of revenue for fiscal years 2002, 2001, and 2000, respectively.

Private pay customers have represented approximately 1% - 2% of revenue in each of the last three fiscal years. These clients for a variety of reasons choose to pay privately because the client is ineligible for public assistance programs, chooses to supplement services provided by Medicare or an insurance program, or have elected to pay part or all of their care out of pocket. These customers come predominantly through referrals from physicians, hospital discharge planners, and community based organizations.

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

The Company's office staff focuses on the sales and marketing component goals of these plans. The Company targets the key representatives of the contracting institutions, hospital discharge planning departments, insurance companies, community based facilities, and physicians to secure contractual and referral relationships. Representatives visit targeted facilities and programs, while maintaining the Company's presence with existing referral sources and acting as the first line of communication with new referral sources. Beyond the traditional personnel services offered by the industry the Company offers facility staffing, Shared Aide Team Model services, Skilled High Tech Nursing and Pediatric Nursing specialty services. From an operational perspective the Company markets quality benchmarks as demonstrated by its Joint Commission accreditation (JCAHO), and a full functioning Corporate Compliance Program. The sales representatives are supported by print and radio advertising, direct mailing, and attendance at trade shows and regional health care functions.

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

Government Regulations, Licensing and Audits

The Company's business is subject to substantial and frequently changing regulations by Federal, State, and Local authorities, which require significant compliance responsibilities by the Company. Each State in which the Company operates, maintains its own form of licensing standards and may maintain Certificate of Need (CON) specific to the State that are above the minimum standard requirements established by the Federal government for participation in the Medicaid program. The imposition of more restrictive regulatory requirements or the denial or revocation of any license, certification, Medicaid approval, or permit necessary for operation in a particular market could have a material adverse effect on the Company's operations. In addition, any future expansion into new markets would require the Company to comply with all licensing, and / or CON requirements and other regulations pertinent to that jurisdiction.

As of the close of fiscal year 2002, the Company continues to maintain all applicable licenses and certifications in the states of Pennsylvania, Ohio, and Florida. As a provider of services under some state Medicaid programs, the Company is required by the Federal Health Care Financing Administration and / or state Health Departments to prepare cost reports reflecting annual expenditures and development of capital expenditure plans. The regulatory agencies of the states in which the Company operates require compliance with certain regulations and standards with respect to health care personnel records, client records, nursing and administrative supervision, incident and complaint monitoring and follow-up, and the establishment of professional advisory boards. Additionally, both Federal and State Anti-kickback regulations exist which are complied with.

With participation in the Medicaid program, the Company is subject to survey and audit of operational, clinical and financial records with respect to proper applications of general regulations governing operation, cost reporting criteria, and other payment formulas. These audits can result in retroactive adjustments for payments received from these programs resulting in either amounts due to governmental agencies from the Company or amounts due to the Company as adjustments from the governmental agency.

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

Employees

As of September 2002, the Company employed 40 permanent office and administrative employees. The Company also has a roster of temporary professional and paraprofessional employees (including registered nurses, licensed practical nurses, home health aides, personal care aides and nurses' aides). The Company treats all such persons as employees. The Company currently has no union contracts with any of its employees and believes that its relationship with its employees and independent contractors is good. The Company pays its temporary employees at wages that it believes are competitive within industry standards.

Recruitment of Personnel

Recruitment of adequate numbers of temporary personnel continues to be increasingly difficult in the home health industry resulting from a variety of market forces. The previously strong economic environment, coupled with a moderate to low reimbursement rate structure has hampered the industry in general in recruiting adequate numbers of personnel to provide authorized services. Field service personnel wages and benefit packages are below average as compared to other service type industries outside of health care. Although the downward economy should result in an influx of personnel available to the industry, this trend has yet to occur.

To address this issue, the Company has focused on higher margin business or attempted to negotiate revised contractual rate agreements with existing referral sources in an effort to permit the Company to offer increased wage and benefit packages to its temporary employees.

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

The following table describes the location and current use of each of the Company's leased facilities as of September 2002:

Location                             Description
--------                             -----------

New York Facilities
-------------------
Huntington Station                   Corporate Executive Offices, Finance and
                                     Administration

Florida Facilities
------------------
Hollywood                            Nursing and Paraprofessional Services

Ohio Facilities
---------------
Mansfield                            Nursing and Paraprofessional Services

Pennsylvania Facilities
-----------------------
Allentown, Lancaster, Pittsburgh     Nursing and Paraprofessional Services

Item 3. Legal Proceedings

On July 16, 1998, the Company was advised that an audit of Star Multi Care Services of Florida, Inc. (d/b/a American Health Care Services) ("American"), the Company's Florida Medicare agency, was commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was conducted in conjunction with the United States Attorney's Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. On July 11, 2001 the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims, both parties mutually agreed upon a settlement amount of $1.0 million payable by Star no later than November 8, 2001. The agreement was subsequently amended to permit an extension of payment and, at August 23, 2002, $250,000 remains payable in installments through April 2003. The Company anticipates that it will have the available funds necessary to complete the payment by the due date.

On May 10, 1999 the Company entered into a Settlement Agreement with the State of New York, whereby the State of New York will discharge and forever release the Company, including its officers, directors and employees, for any further liability regarding the Company's submission of claims for or receipt of Medicaid payments for home health care services for the audited period of 1992 through 1996. The Attorney General stated in his press release that the Company has fully cooperated with the State's investigation and immediately remedied the problems the Attorney General's office pointed out by improving its personnel training procedures and submitting revised cost reports.

The terms of this Settlement Agreement provided for:

(a) No admission by Star of any criminal or civil liability, guilt, wrongdoing or unacceptable practice, or a determination of guilt of any violation of any Federal, State or Local statute, rule or regulation.

(b) The Company agreed to pay to New York State the total sum of $1,167,177, with an initial payment of $200,000. The balance was payable over four years at 9% interest.

As of May 31, 2002 the outstanding principal balance was approximately $270,000.

Except as otherwise provided in this Annual Report on Form 10-K, there are no legal proceedings to which the Company is currently a party, or to which any of its property is subject, that could possibly have a material adverse effect upon the Company. Further, the Company knows of no legal proceeding pending or threatened against any director or officer of the Company in their capacity as such.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters

      Prior to November 11, 1999, the Company's Common Stock was quoted on the Nasdaq National Market System, under the symbol "SMCS", and from November 11, 1999 through July 10, 2002, has been traded on the Nasdaq SmallCap market, under the symbol "SMCS", and thereafter has been traded on the OTC Bulletin Board under the symbol "SMCS". Until June 7, 1996, the Company's Common Stock was also listed on the Pacific Stock Exchange.

      The following table sets forth the high and low sales prices per share for the Common Stock during the periods indicated on the Nasdaq National Market System or the Nasdaq SmallCap Market.

             Period                                    High             Low
Year ended May 31, 2000
First Quarter                                        $11.81           $ 6.21
Second Quarter                                        11.34             6.75
Third Quarter                                         17.63             3.75
Fourth Quarter                                        22.88             5.44

Year ended May 31, 2001
First Quarter                                        $ 6.75           $ 4.12
Second Quarter                                         4.31             1.88
Third Quarter                                          2.34             1.62
Fourth Quarter                                         1.82             1.39

Year ended May 31, 2002
First Quarter                                        $ 2.42           $ 1.80
Second Quarter                                         1.70             0.56
Third Quarter                                          0.71             0.39
Fourth Quarter                                         0.85             0.41

As of October 9, 2002 the Company had 1,059,232 shares of Common Stock outstanding and 734 shareholders of record.

The Company did not pay cash dividends on its Common Stock during any of the three years ended May 31, 2002, 2001 and 2000. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. In addition, the Company's agreement with its lender prohibits the payment of cash dividends without the lender's prior consent.

On July 10, 2002, the Nasdaq Stock Market notified the Company that it did not meet the maintenance criteria regarding the minimum market value of the public float of at least $1 million, or a minimum shareholders' equity of $2.5 million, for continued listing on the Nasdaq SmallCap Market. Accordingly, the Company's stock has been delisted from Nasdaq, but is traded on the NASD OTC Bulletin Board.

The Board of Directors approved a 1 for 3 reverse split of the Company's common stock effective December 13, 1999. The Board authorized an amendment to the Certificate of Incorporation whereby the common stock of Company would be split in a ratio of one for three and in addition, the total authorized number of common shares was reduced from 10 million to 5 million. The par value of the common remained unchanged at $.001 per share. The amendment to the Certificate of Incorporation was ratified and approved by the shareholders of the Company at the 1999 Annual Meeting of Shareholders held on December 1, 1999.

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

On April 30, 1999 the Company completed a private placement by the sale of $575,000 Series A 8% Convertible Preferred Stock par value $1.00 per share ("Preferred Stock") to the Shaar Fund, Ltd., providing the Company net proceeds, after fees and expenses, of $500,000. After sixty days, the Preferred Stock may be converted to common stock equal to the lesser of: (a) 125% of the market price three trading days immediately preceding the closing date, or (b) the market price of the Company's common stock discounted from 10% to 30%, such discount increasing with the passage of time. Holders of the preferred shares can convert the stated value of their shares, in whole or in part, into common stock at a maximum conversion price of $12.66 per share and have liquidation preference over common shareholders. The Preferred Stock pays an 8% dividend payable quarterly that may be converted into common stock at the option of the Company. The investor also received a Common Stock Purchase Warrant (the "Warrant") for the right to purchase 5,556 common stock shares of the Company at 115% of the closing bid price on the trading day immediately preceding the closing date of this sale. These warrants expired on April 30, 2001. The common stock to be issued upon conversion of Preferred Stock, the common stock to be issued upon exercise of Warrant, and common stock issued for payment of Preferred Stock dividends was registered by the Company under the Securities Act of 1933 on Form S-3. The Company utilized the proceeds from this sale to satisfy its working capital needs.

On July 24, 2002, the Company entered into a Securities Purchase and Exchange Agreement with the holder of the Series A 8% Convertible Preferred Stock whereby all of the outstanding and unconverted Series A 8% Convertible Preferred Stock, including the accrued and unpaid dividends from the Series A Preferred Stock was exchanged for 477 shares Series B 7% Convertible Preferred Stock, with each share valued at $1,000, or a total of $477,000. The terms of the Series B 7% Convertible Preferred Stock differs to the terms of the Series A 8% Convertible Preferred Stock as follows: (i) the dividend on the preferred stock is 7% per annum as compared to 8% on the Series A, (ii) the conversion price is equal to the lesser of: (a) 125% of the market price three trading days immediately preceding the closing date, or (b) the market price of the Company's common stock discounted by 71% of the market rate, as compared to 70% for the Series A,
(iii) as the Company was not listed on The Nasdaq SmallCap Market at the time of the issuance of the Series B stock, there is no limitation on the total percentage of common stock that may be issues upon conversion as compared to the number of outstanding common stock shares that existed at the time of issuance of the Series B shares. The Series A shares had a 20% limitation to comply with The Nasdaq Marketplace Rules.

Item 6. Selected Financial Data

The statement of operations for the years ended May 31, 2002, 2001, 2000, 1999, and 1998 and balance sheet data as of May 31, 2002, 2001, 2000, 1999, and 1998 as set forth below have been derived from the audited financial statements of the Company and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Description of Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               Year Ended
                                                    -------------------------------------------------------------
                                                                                 May 31
                                                    -------------------------------------------------------------
                                                      2002        2001        2000        1999           1998 (1)

                                                           (IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (4)

Net Revenue                                         $ 15,077    $ 38,679    $ 39,206    $ 47,108       $ 49,335

Income (Loss) from Operations                         (1,732)     (7,985)        103      (1,316)        (3,367)

Other Income (Expense)                                  (364)       (773)       (731)       (652)          (438)

Loss from Continuing Operations                       (2,638)     (8,759)       (628)     (1,322)        (2,622)

Extraordinary Item, net                                1,553          --          --          --             --

Loss from Discontinued Operations (4)                     --      (1,000)        (36)       (145)        (1,537)

Loss on Disposal of Discontinued Operations (6)           --          --          --         (88)            --

Net Loss                                              (1,085)     (9,759)       (664)     (1,556)        (4,159)

Income (Loss) Per Share (3)

Loss from Continuing Operations                     $  (3.21)   $ (14.21)   $  (1.17)   $  (2.28)      $  (4.74)

Loss from Discontinued Operation                    $     --    $  (1.62)   $  (0.06)   $  (0.24)      $  (2.79)

Loss on Disposal of Discontinued Operations               --          --          --    $  (0.15)            --

Extraordinary Item                                  $   1.85           0           0           0              0

Net Loss                                            $  (1.36)   $ (15.83)   $  (1.23)   $  (2.67)      $  (7.51)

Shares Used in Computing Per Share Amounts               842         619         579         582            552

BALANCE SHEET DATA:

Cash and Cash Equivalents                           $     74    $     10    $    321    $  1,734       $  1,867

Working Capital                                         (481)     (6,023)      3,696       6,068            750

Total Assets                                           5,664      15,457      24,430      28,171         29,870

Total Long-Term Obligations                              990         312       5,784       7,601          1,066

Redeemable Preferred Stock                                --          --          --          --             --

Shareholders' Equity                                   2,216       2,880      12,658      13,388         14,433

Current Ratio                                           0.80        0.51        1.62        1.85           1.05

Cash Dividend Declared Per Common Share             $     --    $     --    $     --    $     --       $     --

----------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto, appearing elsewhere herein. All references to years or year ends are to the Company's fiscal periods, which end on May 31.

This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements [See Forward Looking Statements].

The Company is subject to significant external factors that could have a significant impact on its business, including changes in Medicaid reimbursement, government fraud and abuse initiatives, and other such factors that are beyond the control of the Company. These factors, as well as future changes in reimbursement methodologies and new or changes in interpretations of regulations, could cause future results to differ materially from historical trends.

Results of Operations

Year Ended May 31, 2002 Compared to Year Ended May 31, 2001

Net revenue for the year ended May 31, 2002 decreased $23,602,240 or 61.0% to $15,077,134, compared to $38,679,374 for the year ended May 31, 2001. This decrease was primarily attributable to the sale and closing of the Company's New York and New Jersey facilities, as well as the closing of one of its Pennsylvania facilities and, to a lesser extent, the elimination of poor margin contracts in its remaining five facilities.

Gross profit margin percentages for the years ended May 31, 2002 and 2001 were 35.4% and 33.3%, respectively. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts.

Selling, General and Administrative expenses ("SG&A"), as a percentage of net revenue was 41.8% in 2002, as compared with 26.2% in 2001. This percentage increase is principally attributable to the aforementioned significant decrease in net revenue. Although the Company continues to restructure its overhead in an effort to achieve profitable operations, certain restructuring efforts have lagged behind the corresponding decline in revenue.

Interest expense for 2002 was $676,848, as compared to $773,432 for 2001. The decrease is primarily the result of a decrease in the interest rate on outstanding borrowings resulting from the Company's renegotiated credit facility with a new lender and a reduction in the borrowings by the Company.

Year Ended May 31, 2001 Compared to Year Ended May 31, 2000

Net revenue for the year ended May 31, 2001 decreased $527,616 or 1.3% to $38,679,374, compared to $39,206,990 for the year ended May 31, 2000. This decrease was primarily attributable to the elimination of poor margin contracts, closure of an unprofitable skilled nursing division in New Jersey, and the closure or consolidation of several low volume offices.

Gross profit margin percentages for the years ended May 31, 2001 and 2000 were 33.3% and 30.3%, respectively. The increase in the gross profit margin is primarily attributable to an elimination of low profit margin contracts, change in wage and benefit programs for employees and contract rate increases in New Jersey, Pennsylvania and Ohio.

Selling, General and Administrative expenses ("SG&A"), as a percentage of net revenue, were 26% in 2001 and 2000.

Provision for doubtful accounts as a percentage of net revenue was 14.3% for 2001, compared to 1.4% for 2000. The increase in reserves for doubtful accounts was attributable to (1) final determination that opportunities were exhausted to collect older accounts receivable of Extended Family Care, Amserv Health Care of New Jersey, Inc. and US Home Care; (2) the Company reaching timely filing / refiling limits with some payors; and (3) cash flow difficulties of certain customers.

Interest expense increased to $773,432 during fiscal 2001 as compared to $731,948 in fiscal 2000, primarily as a result of a 1% increase in the lender's interest rate during the year.

During fiscal 2001, the Company initiated a plan to dispose of its New York and New Jersey operations to Premier. In connection with this plan of disposal, the Company determined that the carrying value of certain intangibles exceeded their fair values. Accordingly, the Company recorded a charge of $4,205,000 to reflect the fair value of the assets to be disposed of in the sale.

As the Company fully reserved for any benefit from the operating loss for fiscal year ended May 31, 2001, the Company's effective tax rate for 2001 was 0%, as compared to 0% in 2000 and 31% in 1999. At May 31, 2001, the Company had a net operating loss carry-forward for federal income tax purposes.

Year Ended May 31, 2000 Compared to Year Ended May 31, 1999

Net revenue for the year ended May 31, 2000 decreased $7,901,687 or 17% to $39,206,990, compared to $47,108,677 for the year ended May 31, 1999. This decrease was primarily attributable to a reduction in authorization of service hours related to the New Jersey Medicaid Program, the reduction of visit authorizations on Medicare subcontract services provided in New York and New Jersey, resulting from a general reduction in the Medicare Program, and from the termination of under performing contracts in the Company's Florida licensed operations, as well as the discontinuance of the Florida Medicare operations.

Gross profit margin percentages for the fiscal years ended May 31, 2000 and 1999 were 30.3% and 30.5%, respectively.

Selling, General and Administrative expenses ("SG&A"), as a percentage of net revenue was 26% in 2000, as compared with 27% in 1999. This decrease is principally attributable to the Company's restructuring efforts during the previous year.

Provision for doubtful accounts as a percentage of net revenue for the year ended May 31, 2000 was 1.4%, compared to 3.4% for the year ended May 31, 1999. Interest expense increased to $731,948 for 2000, as compared to $652,714 for 1999. Interest on the Credit Facility prior to September 14, 1999 was LIBOR plus 3% for 70% of eligible accounts receivable, and LIBOR plus 6% for the remaining 30%. On September 14, 1999, the Credit Facility was amended, and bore interest at LIBOR plus 4% for 70% of eligible accounts receivable, and LIBOR plus 7% for the remaining eligible accounts receivable. Interest of $77,412 paid to New York State on the Medicaid settlement, as well as overall higher interest rates in 2000 as compared to 1999, contributed to the increase in interest expense.

Operating income for fiscal 2000 increased to $103,830 from a loss of ($1,316,993) for fiscal 1999, an increase of $1,420,823. The increase is primarily attributable to significant decreases in operating expenses.

The Company's effective tax rate for 2000 was 0% as compared to 31% in 1999. At May 31, 2000, the Company had a net operating loss carry-forward for federal income tax purposes.

Discontinued Operations

In February 1999, the Company formally adopted a plan to liquidate its Medicare business being provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc d/b/a American Health Care Services. Decreasing utilization, together with decreasing reimbursement rates and increasing costs, forced management to cease operations with its providers July 1, 1999. The Company liquidated its assets and discharged its liabilities through an assignment for benefit of creditors under Florida state law, and the Company was formally dissolved on August 23, 2000.

Liquidity and Capital Resources

As of May 31, 2002, cash and cash equivalents were $74,235, an increase of $63,724 from $10,511 as of May 31, 2001. The Company intends to keep its outstanding borrowings under its Credit Facility at a minimum and, therefore, keeps its available cash at a minimum; however, due to the nature of its borrowing arrangement, advances are generally not available until the next day, necessitating a small cash reserve.

Net cash used in operations for the year ended May 31, 2002 increased $2,290,957 to $(1,842,943) from $448,014 for the year ended May 31, 2001. The increase was the result of expenditures during the Company's overhead restructuring to position it to function at its reduced level of revenue.

On August 1, 2001, the Company entered into a $2 million, 3-year credit facility (the "Credit Facility") with G.E. Capital Healthcare Financial Services, Inc. (formerly Heller Healthcare Finance, Inc. The Credit Facility provides for the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days, at a borrowing rate of prime Plus 1%. Excluded from the borrowing base were the accounts receivable from the New York and New Jersey operations that were retained by the Company as part of the Premier transaction. All of the assets of the Company collateralize the Credit Facility. The Company is required to maintain tangible net worth (as defined) in excess of $(200,000). At May 31, 2002, tangible net worth (as defined) was $556,328.

At May 31, 2002, the borrowing base totaled $1,344,173, and the outstanding loan balance totaled $990,253, as compared to $5,005,937 and $3,847,315, respectively, at May 31, 2001.

On July 11, 2001 the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims, both parties mutually agreed upon a settlement amount of $1,000,000 payable by Star by November 8, 2001. On that date, the Company renegotiated the payment of its obligation, making an installment of $250,000, with the balance due in quarterly, non-interest bearing installments of $250,000 each, through August 5, 2002. The aforementioned level of cash used in operating activities has made it difficult for the Company to meet its renegotiated obligation, and the parties again agreed to a modification of the payment terms. As of August 23, 2002, the remaining obligation is $250,000, which is payable in two $125,000 installments through April 5, 2003. The Company believes it will have the available funds necessary to complete the payment by the required dates.

The Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

The Company believes that can meet its cash requirements for the next twelve months through its existing credit sources. To the extent that such sources are inadequate, the Company will be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on satisfactory terms.

Inflation and Seasonality

The rate of inflation was insignificant during the year ended May 31, 2002. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

The Company's business is not seasonal.

Forward Looking Statements

Certain statements in this report on Form 10-K constitute" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The potential risks and uncertainties that could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicaid reimbursement system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; and changes in laws and interpretations of laws or regulations relating to the health care industry.

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

THIRD-PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative payment methodologies for any of these payor could have an impact on revenue and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

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

GREGORY TURCHAN

      Gregory Turchan was elected Senior Vice President, Chief Operating Officer and a member of the Board of Directors of the Company on May 20, 1998. Previously, he had served as Vice President-Operations of the Company since 1996. Mr. Turchan was originally employed by the Company in 1995 to assist in the transition of an acquisition by the Company. Prior to 1995, Mr. Turchan served as an officer of Long Island Nursing Registry, Inc., a home health care provider acquired by the Company in 1995. Mr. Turchan resigned his position with the Company and as a member of the Board of Directors on October 3, 2001.

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

MATTHEW SOLOF

      Matthew Solof has been a director of the Company since November 1992. Since 1991, he has been the President and Chief Executive Officer of AMI Group, a real estate development and acquisition company, and President and Chief Executive Officer of Mercantile Mortgage Association, a mortgage lending company. Since 1996 he has been President and Chief Executive Officer of Landco Mortgage Bankers, Inc., a New York State licensed mortgage banker. From 1983 to 1992, Mr. Solof was a trader at IRV Companies, a firm which specialized in oil trading, and from 1981 to 1991, he was President and Chief Executive Officer of Matthew Solof Trading Company, a firm which also specializes in oil trading. Mr. Solof resigned from the Board of directors in September 2002.

GARY L. WEINBERGER

      Gary L. Weinberger has been engaged in the private practice of orthodontics for more than 20 years. In addition, Dr. Weinberger is engaged as a consultant on financial planning and management. Dr. Weinberger is a member of the International Board of Standards and Practices for Financial Planners, the International Association of Financial Planners, and the American Association of Orthodontists. Mr. Weinberger resigned from the Board of Directors in July 2002.

Meetings of the Board of Directors

      During the Company's last fiscal year, its Board of Directors held three
(3) meetings and acted two times through unanimous written consent.

      The Stock Option Committee of the Board of Directors consisted of Messrs. Gary Weinberger II, Matthew Solof and Charles Berdan. The function of this committee, which held no meetings during the past fiscal year and acted three
(3) times through unanimous written consent without meeting, to administer the Company's stock option plans.

      The Audit Committee of the Board of Directors consisted of Messrs. Gary Weinberger, Matthew Solof and Charles Berdan and its function is to nominate independent auditors, subject to approval by the Board of Directors, and to examine and consider matters related to the audit of the Company's accounts, the financial affairs and accounts of the Company, the scope of the independent auditors' engagement and their compensation, the effect on the Company's financial statements of any proposed changes in generally accepted accounting principles, disagreements, if any, between the Company's independent auditors and management, and matters of concern to the independent auditors resulting from the audit, including the results of the independent auditors' review of internal accounting controls. The Audit Committee held no meetings during the past fiscal year.

      The Compensation Committee of the Board of Directors consisted of Messrs. Weinberger, Matthew Solof and Charles Berdan and its function is to fix the salaries, bonuses and other compensation arrangements of the executive officers of the Company, and it also has the authority to examine, administer and make recommendations to the Board with respect to benefit plans and arrangements (other than the stock option plans which are administered by the Stock Option Committee) of the Company and its subsidiaries. The Compensation Committee held no meetings during the past fiscal year.

      The Compliance Committee of the Board of Directors consists of Messrs. Charles Berdan, Gary L. Weinberger and Gregory Turchan. The function of this committee, which had three (3) meetings during the past fiscal year, is to examine and consider matters relating to regulatory and managerial compliance.

      The Board of Directors has no standing nominating committee.

      Each incumbent director attended at least 75% of the meetings of the Board of Directors and the committee on which he served which were held while he was serving as a director and/or committee member during the Company's last fiscal year.

Compensation Committee Interlocks and Insider Participation

      No members of the Compensation Committee have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended May 31, 2002, its officers, directors and greater than ten-percent shareholders complied with all applicable Section 16 filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

                                        Annual Compensation                                   Long Term Compensation
                                        -------------------          --------------------------------------------------------------
                                                            Other                                      Awards
Name and                                                    Annual   Restricted                        ------
Principal                                                   Compen-    Stock          Securities             LTIP       All Other
Position                    Year   Salary($)    Bonus($)    sation     Awards    Underlying Options(#)    Payments($)  Compensation
-----------                 ----   ---------    --------   --------  ----------  ---------------------    -----------  ------------
Stephen Sternbach           2002    $275,529     $     0         --        --        100,000                          $32,660.40(2)
Chief Executive Officer,    2001    $289,956     $     0         --        --              0
President and               2000    $275,917     $25,000         --    67,098                             $27,000(1)
Chairman of the Board

(1) Represents $27,000 credited by the Company to a book reserve account as contingent deferred compensation for the benefit of Mr. Sternbach pursuant to a Non-Qualified Retirement and Death Benefit Agreement between the Company and Mr. Sternbach.

(2)   Represents forgiveness of note owed to Company.

Option/SAR Grants in Last Fiscal Year


                                                                                        Potential
                                                                                        Realized Value at
                                                                                        Assumed Annual
                                                                                        Rates of Stock
                                                                                        Price
                                                                                        Appreciation
                                                                                        for Option Term
------------------------------------------------------------------------------------------------------------

(a)                     (b)               (c)              (d)               (e)           (f)      (g)
                    Number of         % of Total
                    Securities        Options/SARs
                    Underlying        Granted to
                    Options/SARs      Employees in     Exercise or Base  Expiration
Name                Granted (#)       Fiscal Year      Price ($/Sh)      Date              5%       10%
------------------------------------------------------------------------------------------------------------
Stephen Sternbach   100,000               71.4%             $.45          02/10/07      $12,433    $27,473

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table contains information concerning the number and value, at May 31, 2000, of the exercised and unexercised options held by Mr. Sternbach.

                                                       Number of Securities
                                                       Underlying Unexercised         Value of Unexercised
                         Shares                        Options Held at Fiscal         In-the-Money Options Held at
                         Acquired on    Value          Year-End                       Fiscal Year-End (1)
Name                     Exercise (#)   Realized ($)   (Exercisable/Unexercisable)    (Exercisable/Unexercisable)
----                     ------------   ------------   ---------------------------    ---------------------------
Stephen Sternbach        0              0              151,112/0                      $0

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

On October 6, 2001, Mr. Sternbach voluntarily waived the cost of living increase that was scheduled to go into affect and further reduced his salary to $275,500 from $290,080. Additionally, in October 2002, he again waived the cost of living increase that was scheduled to go into affect.

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

Compensation Committee Report

      Overview and Philosophy

      The Compensation Committee of the Board of Directors is composed of three directors, Messrs. Berdan, Weinberger and Solof. The Compensation Committee is responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation policies. The Compensation Committee's executive compensation philosophy (which is intended to apply to all members of the Company's management, including its Chief Executive Officer) is to provide competitive levels of compensation, integrate managements' pay with achievement of the Company's performance goals, reward above average corporate performance, recognize individual initiative and achievement and assist the Company in attracting and retaining qualified management.

      The objectives of the Company's executive compensation program are to:

`           Support the achievement of desired Company performance.
      *     Provide compensation that will attract and retain superior talent and reward performance.

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

      Performance Graph

      Set forth below is a graph comparing the yearly change in the cumulative shareholder return of the Company's Common Stock with the National Association of Securities Dealers Automated Quotation Market Index and a peer group index of five competing companies for the same period. The comparison assumes $100 was invested at the close of business on May 31, 1997 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no cash dividends during the periods.

              COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                              ------------------------ FISCAL YEAR ENDING ---------------------
COMPANY/INDEX/MARKET           5/30/1997  5/29/1998  5/28/1999  5/31/2000  5/31/2001  5/31/2002

Star Multi Care Services          100.00      54.17      27.78      13.89       3.43       1.70
Customer Selected Stock List      100.00      68.83      45.37      25.94      51.73      85.18
NASDAQ Market Index               100.00     126.97     174.92     250.00     159.46     122.45

The Customer Selected Stock List is made up of the following securities:

ALLIED HEALTHCARE INTL
GENTIVA HEALTH SVCS
NATIONAL HOME HLTH CARE
NEW YORK HEALTH CARE INC

Item 12. Security Ownership of Certain Beneficial Owners and Management

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth below is the ownership of the Company's Common Stock at October 8, 2002: (i) the only persons or groups who were owners of record or were known by the Company to beneficially own on October 8, 2002 more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" below; and (iv) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                        Amount and Nature
Name and Address                          of Beneficial           Percent
of Beneficial Owner                        Ownership*          of Class (1)
-------------------                        ----------          ------------

Stephen Sternbach
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road                       166,808(2)               14.2%
Huntington Station, NY 11746

Charles Berdan
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road                        18,502 (3)              1.77%
Huntington Station, NY 11746

                                        Amount and Nature
Name and Address                          of Beneficial           Percent
of Beneficial Owner                        Ownership*          of Class (1)
-------------------                        ----------          ------------

Matthew Solof
33 Fairbanks Boulevard                      113,646(4)             10.78%
Woodbury, NY 11797

Gary L. Weinberger
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road                         20,002(3)              1.92%
Huntington Station, NY 11746

Gregory Turchan
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road                              0                    0%
Huntington Station, NY 11746

All directors and executive
officers of the Company as a group
(6 persons)                                 298,956                 24.0%

----------

* All share amounts in this Proxy Statement have been adjusted to take into account the stock dividends effectuated on May 30, 1995, January 12, 1996 and November 4, 1996, respectively, and the 1 for 3 reverse stock split effective on December 13, 1999 and on January 25, 2001.

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

(2) Includes 15,521 shares of the Company's Common Stock owned by the Stephen Sternbach Family Trust and by his spouse; Mr. Sternbach disclaims beneficial ownership with respect to these shares. Also includes 151,112 shares of the Company's Common Stock which Mr. Sternbach has a currently exercisable option to purchase pursuant to the Company's 1992 Stock Option Plan.

(3) Exclusively includes stock options granted the Company's common stock granted under the Company's 1997 Non-Employee Director Stock Option Plan.

(4) Includes options to purchase 30,002 shares of the Company's common stock granted under the Company's 1997 Non-Employee Director Stock Option Plan.

Equity Compensation Plan Information

Equity                              Number of                 Weighted-average      Number
Compensation Plans                  securities to be          exercise price of     securities
Approved by                         issued upon               outstanding           remaining
Security Holders                    exercise of               options, warrants     available for
                                    outstanding               and rights            future issuance
                                    options, warrants                               under equity
                                    and rights                                      compensation plans
                                                                                    (excluding securities
                                                                                    reflected in column (a)

                                    (a)                       (b)                   (c)
Star Multi Care Services, Inc.      291,822                   $  2.63               54,599
1992 Stock Incentive Plan

1995 Star Multi Care
Services Employee Stock
Purchase Plan                             0                         0               35,515

1997 Star Multi Care
Services Non-employee
Director                             70,614                   $  3.50               10,611

Item 13. Certain Relationships and Related Transactions

      On March 20, 2001, Stephen Sternbach, Chief Executive Officer of the Company, loaned the Company $100,000. Mr. Sternbach's loan was secured by the assets of the Company and his security interest was subordinated to the Company's primary lender. The term of the loan was for one year with annual interest at the rate of 14%. On May 17, 2002, this promissory note was amended whereby: (i) the principal amount loaned was increased to $125,000 and amended to permit future additional borrowings; (ii) the term was extended for an additional twelve months from May 17, 2002; and (iii) the interest rate was lowered to 8%.

                         STAR MULTI CARE SERVICES, INC.

                             REPORT ON CONSOLIDATED
                              FINANCIAL STATEMENTS

                         THREE YEARS ENDED MAY 31, 2002

                         STAR MULTI CARE SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-2

Consolidated balance sheets as of May 31, 2002 and 2001                  F-3

Consolidated statements of operations for the three years
   ended May 31, 2002                                                    F-4

Consolidated statement of shareholders' equity
   for the three years ended May 31, 2002                                F-5

Consolidated statements of cash flows for the three
   years ended May 31, 2002                                              F-6

Notes to consolidated financial statements                            F-7 - F-20

                          Independent Auditors' Report

Board of Directors and Shareholders
Star Multi Care Services, Inc.
Huntington, New York

We have audited the accompanying consolidated balance sheets of Star Multi Care Services, Inc. as of May 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Multi Care Services, Inc. as of May 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company's significant recurring operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
August 23, 2002

                         STAR MULTI CARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  May 31,
                                                                      ---------------------------------
                                                                          2002                 2001
                                                                      ------------         ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $     74,235         $     10,511
   Accounts receivable, net of allowance for doubtful
      accounts of $200,000 and $5,402,000 at May 31,
      2002 and 2001, respectively                                        1,613,540            4,618,971
   Prepaid expenses and other current assets                                83,206              321,959
   Deferred income taxes                                                   206,000            1,290,000
                                                                      ------------         ------------
       Total current assets                                              1,976,981            6,241,441

PROPERTY AND EQUIPMENT, net                                                572,859            1,022,021
INTANGIBLE ASSETS, net                                                   1,659,303            6,221,134
DEFERRED INCOME TAXES                                                    1,404,000            1,755,000
OTHER ASSETS                                                                50,647              217,903
                                                                      ------------         ------------

                                                                      $  5,663,790         $ 15,457,499
                                                                      ============         ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit line                                              $         --         $  3,847,315
   Note payable                                                                 --              300,000
   Accrued payroll and related expenses                                    637,908            2,545,358
   Accounts payable                                                        586,629            1,243,222
   Accrued expenses                                                        758,368              636,180
   Due Medicare                                                            350,000            3,593,324
   Due officer                                                             125,000              100,000
                                                                      ------------         ------------
       Total current liabilities                                         2,457,905           12,265,399
                                                                      ------------         ------------

LONG-TERM LIABILITIES:
   Revolving credit line                                                   990,254                   --
   Other long-term liabilities                                                  --              311,828
                                                                      ------------         ------------
                                                                           990,254              311,828
                                                                      ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Convertible preferred stock - aggregate liquidation value
    $325,000; $1.00 par value, 5,000,000 shares authorized;
    325 and 455 shares issued, respectively                                    325                  455
   Common stock, $.001 par value, 5,000,000 shares authorized;
    1,024,021 and 701,409 shares issued, respectively                        1,024                  701
   Additional paid-in capital                                           21,669,864           21,585,317
   Subscription receivable                                                      --             (397,782)
   Deficit                                                             (19,064,891)         (17,917,728)
   Treasury stock, 26,367 common shares at May 31, 2002
    and 2001, respectively, at cost                                       (390,691)            (390,691)
                                                                      ------------         ------------
       Total shareholders' equity                                        2,215,631            2,880,272
                                                                      ------------         ------------

                                                                      $  5,663,790         $ 15,457,499
                                                                      ============         ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years Ended
                                                                                      May 31,
                                                                    --------------------------------------------
                                                                        2002            2001            2000
                                                                    ------------    ------------    ------------
REVENUE, net                                                        $ 15,077,134    $ 38,679,374    $ 39,206,990
                                                                    ------------    ------------    ------------
OPERATING EXPENSES:
  Cost of revenue                                                      9,740,216      25,794,229      27,313,523
  Selling, general and administrative                                  6,299,390      10,127,989      10,209,179
  Depreciation and amortization                                          788,412       1,006,635       1,035,143
  Provision for (recovery of) doubtful accounts                          (19,229)      5,531,259         545,315
  Impairment of assets to be disposed                                         --       4,205,000              --
                                                                    ------------    ------------    ------------
                                                                      16,808,789      46,665,112      39,103,160
                                                                    ------------    ------------    ------------
OPERATING (LOSS) INCOME                                               (1,731,655)     (7,985,738)        103,830
                                                                    ------------    ------------    ------------
OTHER INCOME (EXPENSES):
  Gain on the sale of business                                           312,671              --              --
  Interest expense, net                                                 (676,848)       (773,432)       (731,948)
                                                                    ------------    ------------    ------------
                                                                        (364,177)       (773,432)       (731,948)
                                                                    ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                (2,095,832)     (8,759,170)       (628,118)
PROVISION FOR INCOME TAXES                                               542,000              --              --
                                                                    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS AND
  BEFORE EXTRAORDINARY ITEM                                           (2,637,832)     (8,759,170)       (628,118)
                                                                    ------------    ------------    ------------
DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of
    tax benefit of $-0-, $-0-, and $-0-                                       --      (1,000,000)        (36,373)
                                                                    ------------    ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                                             --      (1,000,000)        (36,373)
                                                                    ------------    ------------    ------------
EXTRAORDINARY ITEM:
  Gain on extinguishment of debt, net of income tax of $1,040,000      1,553,324              --              --
                                                                    ------------    ------------    ------------
NET LOSS                                                            $ (1,084,508)   $ (9,759,170)   $   (664,491)
                                                                    ============    ============    ============
LOSS PER COMMON SHARE:
  Continuing operations                                             $      (3.21)   $     (14.21)   $      (1.17)
  Discontinued operations                                                     --           (1.62)          (0.06)
  Extraordinary item                                                        1.85              --              --
                                                                    ------------    ------------    ------------
    Net loss                                                        $      (1.36)   $     (15.83)   $      (1.23)
                                                                    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  Basic                                                                  841,902         619,005         579,785
                                                                    ============    ============    ============
  Diluted                                                                841,902         619,005         579,785
                                                                    ============    ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Common Stock           Preferred Stock
                                                         ---------------------   ----------------------
                                                                        Par                      Par         Paid in
                                                           Shares      Value      Shares        Value        Capital
                                                         ---------   ---------   ---------    ---------    ------------
Balance, June 1, 1999                                      599,429   $     599         575    $     575    $ 21,468,081

  Shares issued under Employee Stock Purchase Plan           1,916           2          --           --           6,090
  Exercise of stock options including income tax benefit    10,048          10          --           --          70,381
  Dividends to preferred shareholders                        1,829           2          --           --          19,438
  Acquisition of treasury shares                                --          --          --           --              --
  Net loss                                                      --          --          --           --              --
                                                         ---------   ---------   ---------    ---------    ------------

Balance, May 31, 2000                                      613,222         613         575          575      21,563,990

  Exercise of stock options                                  3,334           3          --           --          13,747
  Conversion of preferred stock                             83,024          83        (120)        (120)             37
  Dividends to preferred shareholders                        1,829           2          --           --           7,543
  Net loss                                                      --          --          --           --              --
                                                         ---------   ---------   ---------    ---------    ------------

Balance, May 31, 2001                                      701,409         701         455          455      21,585,317

  Shares issued under Employee Stock Purchase Plan          39,326          39          --           --          62,608
  Conversion of preferred stock                            210,670         211        (130)        (130)            (81)
  Dividends to preferred shareholders                       72,616          73          --           --          22,020
  Other                                                         --          --          --           --              --
  Net loss                                                      --          --          --           --              --
                                                         ---------   ---------   ---------    ---------    ------------

Balance, May 31, 2002                                    1,024,021   $   1,024         325    $     325    $ 21,669,864
                                                         =========   =========   =========    =========    ============


                                                                                         Treasury Stock
                                                                                      ---------------------       Total
                                                       Subscription                                            Shareholders'
                                                        Receivable      Deficit        Shares       Value         Equity
                                                       ------------   ------------    ---------   ---------    ------------
Balance, June 1, 1999                                    $(397,782)   $ (7,403,566)      15,278   $(278,922)   $ 13,388,985

  Shares issued under Employee Stock Purchase Plan              --              --           --          --           6,092
  Exercise of stock options including income tax benefit        --              --           --          --          70,391
  Dividends to preferred shareholders                           --         (50,002)          --          --         (30,562)
  Acquisition of treasury shares                                --              --       11,089    (111,769)       (111,769)
  Net loss                                                      --        (664,491)          --          --        (664,491)
                                                         ---------    ------------    ---------   ---------    ------------

Balance, May 31, 2000                                     (397,782)     (8,118,059)      26,367    (390,691)     12,658,646

  Exercise of stock options                                     --              --           --          --          13,750
  Conversion of preferred stock                                 --              --           --          --              --
  Dividends to preferred shareholders                           --         (40,499)          --          --         (32,954)
  Net loss                                                      --      (9,759,170)          --          --      (9,759,170)
                                                         ---------    ------------    ---------   ---------    ------------

Balance, May 31, 2001                                     (397,782)    (17,917,728)      26,367    (390,691)      2,880,272

  Shares issued under Employee Stock Purchase Plan              --              --           --          --          62,647
  Conversion of preferred stock                                 --              --           --          --              --
  Dividends to preferred shareholders                           --         (62,655)          --          --         (40,562)
  Other                                                    397,782              --           --          --         397,782
  Net loss                                                      --      (1,084,508)          --          --      (1,084,508)
                                                         ---------    ------------    ---------   ---------    ------------

Balance, May 31, 2002                                    $      --    $(19,064,891)      26,367   $(390,691)   $  2,215,631
                                                         =========    ============    =========   =========    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended
                                                                              May 31,
                                                            --------------------------------------------
                                                                2002            2001            2000
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (1,084,508)   $ (9,759,170)   $   (664,491)
                                                            ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Provision for doubtful accounts                                 --       5,531,259         545,315
      Depreciation and amortization                              788,412       1,006,635       1,040,396
      Deferred income taxes                                    1,435,000         (41,000)        130,000
      Extraordinary item - gain on extinguishment of debt     (2,593,324)             --              --
      Gain on sale of business                                  (312,671)             --              --
      Loss on disposal of assets                                      --              --         168,579
      Impairment of assets to be disposed                             --       4,205,000              --
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                 3,005,431      (1,875,710)        947,714
           Prepaid expenses and other current assets             195,706           4,677          22,417
           Other assets                                          167,256           2,325         (18,469)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses              (2,482,417)        997,391      (1,223,970)
           Due Medicare                                         (650,000)      1,000,000              --
           Other liabilities                                    (311,828)       (623,393)       (440,711)
                                                            ------------    ------------    ------------
      Total adjustments                                         (758,435)     10,207,184       1,171,271
                                                            ------------    ------------    ------------
      Net cash (used in) provided by operating activities     (1,842,943)        448,014         506,780
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of business, net                          5,001,274              --              --
  Purchase of intangibles                                             --        (108,446)             --
  Purchase of property and equipment                             (25,193)        (62,704)       (120,450)
  Business acquisitions net of cash acquired                          --              --        (387,399)
                                                            ------------    ------------    ------------
      Net cash provided by (used in) investing activities      4,976,081        (171,150)       (507,849)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on revolving credit line                     (2,857,061)     (1,001,568)     (1,376,601)
  Proceeds from note payable                                          --         300,000              --
  Repayment of note payable                                     (300,000)             --              --
  Proceeds from officer's loan                                    25,000         100,000              --
  Proceeds from issuance of stock under option plans              62,647          13,750          76,483
  Acquisition of treasury stock                                       --              --        (111,769)
                                                            ------------    ------------    ------------
      Net cash used in financing activities                   (3,069,414)       (587,818)     (1,411,887)
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              63,724        (310,954)     (1,412,956)

CASH AND CASH EQUIVALENTS, beginning of year                      10,511         321,465       1,734,421
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                      $     74,235    $     10,511    $    321,465
                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURE:
  Income taxes paid                                         $     22,000    $     54,000    $    101,000
                                                            ============    ============    ============
  Interest paid                                             $    719,000    $    774,000    $    771,000
                                                            ============    ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED MAY 31, 2002

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

            On August 31, 2002, the Company sold to Premier Home Health Care Services, Inc. ("Premier") certain assets related to the home health care operation of the Company's New Jersey business, and certain assets related to its home health care operations in New York. (See Note 19.)

            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern; however, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. At May 31, 2002, current liabilities exceed current assets by approximately $481,000.

            During Fiscal 2002, the Company negotiated a new credit facility and sold its businesses in New York and New Jersey, in an effort to reduce its working capital shortfall. In addition, the Company has continued to restructure and consolidate its operations, in an effort to reduce operating expenses. The continued operations of the Company are dependent upon the Company's ability to generate increased revenue and improved operating results, or by obtaining additional debt financing or equity funds to meet working capital needs. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

      b.    Principles of consolidation

            The consolidated financial statements include the accounts of Star Multi Care Services, Inc. and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated.

      c.    Revenue recognition and allowance for doubtful accounts

            Net patient service revenue is reported at estimated net realizable amounts from patients, third-party payors, and others for services rendered and includes estimated retroactive revenue adjustments due to future audits, reviews, and investigations. Retroactive adjustments are considered in the recognition of revenue on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as years are no longer subject to such audits, reviews and investigations. A provision for doubtful accounts is made for revenue estimated to be uncollectible and is adjusted based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for doubtful accounts.

      c.    Revenue recognition and allowance for doubtful accounts (cont'd)

            Under Medicaid, Medicare and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. Revenue from Medicaid programs account for approximately 70%, 63% and 67% of the Company's net patient revenue for the years ended May 31, 2002, 2001 and 2000. Laws and regulations governing the Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

      d.    Net income (loss) per common share

            The basic calculation is determined by dividing net income attributable to common shares outstanding (the basic numerator) by the weighted average number of common shares outstanding (the basic denominator) during the period.

            The diluted calculation is determined by adjusting the basic numerator for any changes in income or loss that would result from the assumed exercise of potentially issued common shares. Additionally, the basic denominator is increased to include the additional number of common shares that would be outstanding if the potentially issued common shares had been issued, if dilutive. Potentially issued common shares, consisting of options, are not included in this calculation where the effect of the inclusion would be anti-dilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants. For the years ended May 31, 2002, 2001 and 2000, the effect of any common stock equivalents would have been anti-dilutive.

            Net loss available to common shareholders was computed as follows:

                                                                                Years Ended
                                                                                  May 31,
                                                        --------------------------------------------------------
                                                              2002               2001                 2000
                                                        ----------------    --------------       ---------------
       Net loss                                         $    (1,084,508)    $   (9,759,170)      $      (664,491)
       Dividends on preferred shares                            (62,655)           (40,499)              (50,002)
                                                        ---------------     --------------       ---------------

       Net loss available to common
         shareholders                                   $    (1,147,163)    $   (9,799,669)      $      (714,493)
                                                        ===============     ==============       ===============

      e.    Property and equipment

            Property and equipment is recorded at cost. The carrying amount of assets and related accumulated depreciation and amortization are removed from the accounts when such assets are disposed of, and the resulting gain or loss is included in operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the improvements.

      f.    Intangible assets

            Intangible assets are stated at acquisition cost and are being amortized on a straight-line basis over their estimated useful lives.

      g.    Cash equivalents

            For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased, to be cash equivalents.

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

      i.    Stock-based compensation

            The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

      j.    Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Such estimates primarily relate to accounts receivable valuation allowances, recoverability of goodwill, realization of deferred tax assets and related valuation allowances and regulatory adjustments. Actual results may differ from those estimates.

      k.    Impairment of long-lived assets

            In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      l.    New accounting pronouncements

            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. SFAS No. 141 also expands the definition of intangible assets acquired in a purchase business combination. SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It will be effective in the first quarter of fiscal year 2003. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

      l.    New accounting pronouncements (cont'd)

            Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charges are depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations. The Company is currently evaluating the impact of SFAS Nos. 141, 142, 143 and 144. The Company does not believe that these pronouncements will have a material effect on the financial statements.

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

3.    Impairment of Assets to be Disposed of:

      During and subsequent to fiscal 2001, the Company initiated and completed a plan to dispose of its New York and New Jersey offices by way of a sale of these operations (see Note 19.) In connection with this plan of disposal, the Company determined that the carrying value of goodwill associated with these operations exceeded their fair values. Accordingly, a loss of $4,205,000, which is included in operating expenses, and represents the excess of the carrying value of approximately $8,800,000 over the fair value of approximately $4,600,000, has been charged to operations in fiscal 2001.

4.    Property and Equipment:

       Property and equipment consists of the following:

                                                              May 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------        ----------

Furniture and fixtures                              $  435,000        $  631,000
Computer equipment                                   1,788,000         2,168,000
Leasehold improvements                                 115,000           131,000
Other                                                  271,000           300,000
                                                    ----------        ----------
                                                     2,609,000         3,230,000
Less accumulated depreciation                        2,036,000         2,208,000
                                                    ----------        ----------

                                                    $  573,000        $1,022,000
                                                    ==========        ==========

5.    Intangible Assets:

      Intangible assets are as follows:

                                                           May 31,
                                     Amortization  ------------------------
                                        Period         2002          2001
                                     ------------  ----------    ----------
Goodwill                                5 - 40     $1,647,000    $5,867,000
Customer contracts                     11 - 15        395,000     1,856,000
Covenants not-to-compete                2 - 8          25,000       335,000
Nurses' list                            9 - 15             --       563,000
Other                                   2 - 25             --       848,000
                                                   ----------    ----------
                                                    2,067,000     9,469,000
Less accumulated amortization                         408,000     3,248,000
                                                   ----------    ----------

                                                   $1,659,000    $6,221,000
                                                   ==========    ==========

6.    Accrued Expenses:

      Accrued expenses are as follows:

                                                               May 31,
                                                     ---------------------------
                                                       2002               2001
                                                     --------           --------

Medicaid settlement (a)                              $270,000           $252,000
Professional fees                                     228,000            141,000
Interest                                                7,000             47,000
Other                                                 253,000            196,000
                                                     --------           --------

                                                     $758,000           $636,000
                                                     ========           ========

      (a) In August 1995, the Office of Deputy Attorney General for Medicaid Fraud Control conducted a review of personnel, clinical and billing records for the years 1992 through 1995. In fiscal year 2000, the Company accrued $1,000,000 in connection with this matter.

            Additionally, errors were discovered in certain cost reports that had been previously submitted to the New York State Department of Social Services during the years 1993 through 1995. The Company filed amended cost reports, which was expected to result in a retroactive calculation of the Medicaid reimbursement rate and the imposition of overpayment assessments against the Company. In fiscal year 2000, the Company accrued $660,000 in contemplation of a settlement and offset the accrual against existing accounts receivable from Medicaid.

            In May 2000, the Company negotiated a $1,167,000 settlement with the State of New York in connection with these matters. The settlement agreement provided for an initial payment of $200,000, with the balance payable over four years at 9% interest per annum. Included in accrued expenses and other long-term liabilities at May 31, 2002 was $270,000 and $0, respectively, and at May 31, 2001 was $252,000 and $270,000, respectively.

7.    Revolving Credit Line:

      The Company has a $2,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility permits the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days at the lender's prime rate (4 3/4% at May 31, 2002) plus 1%. The Credit Facility, which expires on August 31, 2004, requires the Company to meet certain financial ratios and covenants. All the assets of the Company collateralize the Credit Facility.

8.    Due Officer:

      The loan payable to the Company's President and CEO, which is due on May 16, 2003, bears interest at 8% per annum.

9.    Income Taxes:

      The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on the applicable laws. At May 31, 2002, the Company has a net operating loss carryforward of approximately $8,487,000 for federal income tax purposes which may be applied against future taxable income through 2022.

      The provision (benefit) for income taxes from continuing operations consists of the following:

                                                    Years Ended
                                                       May 31,
                                    -------------------------------------------
                                       2002             2001             2000
                                    ---------        ---------        ---------

Current:
  Federal                           $      --        $  21,000        $(178,000)
  State and local                     147,000           20,000           48,000
                                    ---------        ---------        ---------
                                      147,000           41,000         (130,000)
                                    ---------        ---------        ---------
Deferred:
  Federal                             395,000          (41,000)         173,000
  State and local                          --               --          (43,000)
                                    ---------        ---------        ---------
                                      395,000          (41,000)         130,000
                                    ---------        ---------        ---------

                                    $ 542,000        $      --        $      --
                                    =========        =========        =========

      The components of the net deferred tax assets are as follows:

                                                             May 31,
                                                 ------------------------------
                                                     2002               2001
                                                 -----------        -----------

Deferred tax assets:
  Allowance for doubtful accounts                $    78,000        $ 2,107,000
  Accrued expenses                                   117,000            523,000
  Tax credits                                        223,000            217,000
  Net operating loss carryforward                  2,885,000          1,689,000
  Stock compensation                                      --             56,000
  Other                                               12,000             58,000
                                                 -----------        -----------
                                                   3,315,000          4,650,000
Valuation allowance                               (1,337,000)        (1,337,000)
                                                 -----------        -----------
                                                   1,978,000          3,313,000
                                                 -----------        -----------
Deferred tax liabilities:
  Depreciation and amortization                      368,000            268,000
                                                 -----------        -----------
                                                     368,000            268,000
                                                 -----------        -----------

Net deferred tax assets                          $ 1,610,000        $ 3,045,000
                                                 ===========        ===========

      A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory federal income tax rate to income from continuing operations is as follows:

                                                           Years Ended
                                                             May 31,
                                            ---------------------------------------
                                                2002           2001         2000
                                            -----------    -----------    ---------
Computed federal income tax
  at statutory rates                        $  (713,000)   $(3,318,000)   $(214,000)
State taxes, net of federal benefit            (126,000)      (586,000)     (38,000)
Items without tax benefit                     1,170,000      1,709,000      102,000
Adjustments to prior years' tax liability            --        546,000      (50,000)
Valuation allowance                                  --      1,377,000      200,000
Other, net                                      164,000        272,000           --
                                            -----------    -----------    ---------

                                            $   495,000    $        --    $      --
                                            ===========    ===========    =========

10.   Due Medicare:

      On June 17, 2002, the Company entered into a settlement agreement (the "Agreement") with the Office of Inspector General ("OIG") of the Department of Health and Human Services to settle outstanding claims related to the Company's discontinued Medicare business (Note 21) during the years 1995 to 1996. The Agreement provides for the Company to pay $1,000,000 120 days after the settlement date in satisfaction of the outstanding claims by the OIG. The Company accrued this amount as of May 31, 2001, and included this amount in loss from discontinued operations in the statement of operations.

      Subsequently, the OIG agreed to modify the payment terms of the settlement to four equal quarterly payments of $250,000 with the first payment due on or before November 8, 2001. On May 7, 2002, the payment terms of the settlement were modified again, which resulted in a reduction of the May 2002 payment to $150,000. The remaining balance of $350,000 is to be paid in three installments by April 5, 2003.

11.   Shareholders' Equity:

      Preferred stock

            The Company has authorized 5,000,000 shares of preferred stock, $1.00 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

      Series A Convertible Preferred Stock

      In April 2001, the Company completed a private placement by the sale of 575 Series A 8% Convertible Preferred Stock ("Series A Preferred") for $575,000. After sixty days from the closing date, the Series A Preferred may be converted to common stock equal to the lessor of: (i) 125% of the market price of common stock three trading days immediately preceding the closing date, or (ii) the market price of the Company's Common stock discounted from 10% to 30%, such discount increasing with the passage of time. Holders of the Series A Preferred can convert the stated value of their shares, in whole or in part, into common stock at a maximum conversion price of $12.66 per share (45,432 shares), and have liquidation preference over common shareholders and Series B Preferred. The Series A Preferred pays an 8% annual dividend payable quarterly that may be converted to common stock at the option of the Company.

      During the years ended May 31, 2002 and 2001, 130 and 120 shares of convertible preferred stock were converted into 210,670 and 83,024 shares of common stock, respectively.

      Series B Convertible Preferred Stock

      Subsequent to year end, the Company amended its certificate of incorporation to provide for the creation of a Series B 7% Convertible Preferred Stock ("Series B Preferred"). The Board of Directors approved the authorization of 500 shares of the Series B Preferred with a par value of $1.00. The Series B Preferred pays a 7% annual dividend payable quarterly, and may be converted to common stock equal to the lessor of: (i) 125% of the market price of the common stock, or (ii) the price equal to 71% of the lowest Closing Bid Price of the common stock for the 28 day period prior to the conversion date. Holders of the Series B Preferred have a liquidation preference over common shareholders. On July 24, 2002, the holders of Series A Preferred exchanged all their shares, including accrued and unpaid dividends for 477 shares of Series B Preferred.

12.   Stock Option Plans:

      Incentive stock option plans

      The Company has two stock option plans (the "Plans") as adopted and as adjusted for stock dividends. Participants may be granted either Incentive Stock Options or Non-Qualified Stock Options to purchase shares of common stock. The purpose of the Plans is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plans to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between September 2003 and December 2008.

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

      A summary of the Company's various fixed stock option plans as of May 31, 2002, 2001 and 2000, and changes during the years then ended is presented below.

                                                                    Years Ended May 31,
                                       ---------------------------------------------------------------------------------
                                               2002                        2001                        2000
                                       -----------------------     ------------------------     ------------------------
                                                     Weighted                     Weighted                     Weighted
                                                      Average                      Average                      Average
                                                     Exercise                     Exercise                     Exercise
       Fixed Stock Options              Shares         Price        Shares          Price        Shares          Price
       -------------------               -------     ---------     ---------      ---------     ---------      ---------
Outstanding, beginning of year           291,459     $    6.18       141,778      $   11.40        70,580      $   21.00

Granted                                  130,000          0.44       167,500           1.98        97,614           5.28
Exercised                                     --            --        (3,334)          4.13       (10,048)          7.02
Canceled                                (129,637)         8.43       (14,485)          9.11       (16,368)         18.99
                                       ---------                    --------                    ---------

Outstanding, end of year                 291,822     $    2.63       291,459      $    6.18       141,778      $   11.40
                                       =========                   =========                    =========

Options exercisable at year end          291,822     $    2.63       284,648      $    6.19       128,433      $   11.61
                                       =========                   =========                    =========

Weighted average fair value of
   options granted during the year                   $    0.39                    $    1.64                    $    1.86
                                                     =========                    =========                    =========

The following table summarizes information about stock options outstanding at May 31, 2002:

                                             Options Outstanding                             Options Exercisable
                               ----------------------------------------------            ---------------------------
                                                  Weighted
                                                  Average           Weighted                                Weighted
     Range of                                    Remaining          Average                                 Average
     Exercise                     Number        Contractual         Exercise                Number          Exercise
      Price                     Outstanding         Life              Price              Outstanding          Price
----------------               ------------     ------------       ----------            -----------       --------
    $.41 - $1.75                  220,000           4.23          $     1.09                220,000       $     1.09
   $3.75 - $4.13                   30,939           2.73          $     4.10                 30,939       $     4.10
       $6.60                       20,000           2.55          $     6.60                 20,000       $     6.60
  $11.14 - $13.61                  20,327           1.36          $    11.88                 20,327       $    11.88
       $46.13                         556           5.34          $    46.13                    556       $    46.13

      Shares reserved for future issuance at May 31, 2002 are comprised of the following:

       Incentive stock option plans                                  54,599
       Non-employee Directors stock option plan                      10,611
       Employee stock purchase plan                                  35,515
                                                                   --------

                                                                    100,725
                                                                   ========

      In November 1995, the Company adopted an Employee Stock Purchase Plan whereby certain employees can purchase shares of common stock at the lesser of 85% of fair market value of the stock at the beginning or end of the calendar year. Since inception of this Plan, a total of 5,088 shares were issued.

      In accordance with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended May 31, 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts:

                                                                           Years Ended May 31,
                                                      ----------------------------------------------------------
                                                            2002                  2001                  2000
                                                      ---------------       --------------        --------------
       Net loss, as reported                          $    (1,037,894)      $   (9,759,170)       $     (664,491)
       Net loss, pro forma                                 (1,080,894)          (9,936,997)             (782,173)
       Basic loss per share, as reported                        (1.31)              (15.83)                (1.23)
       Basic loss per share, pro forma                          (1.36)              (16.12)                (1.44)
       Diluted loss per share, as reported                      (1.31)              (15.83)                (1.23)
       Diluted loss per share, pro forma                        (1.36)              (16.12)                (1.44)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended May 31, 2002, 2001 and 2000.


                                                                           Years Ended May 31,
                                                       ---------------------------------------------------------
                                                             2002                 2001                 2000
                                                       ---------------      --------------       ---------------
       Dividend yield                                         0.00%                0.00%                0.00%
       Volatility                                           131.00%              128.01%               94.16%
       Risk-Free interest rate                                5.25%                5.25%                5.25%
       Expected life                                          5 years              5 years              1.24 years

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

13.   Related Party Transactions:

      Stock subscription receivable

      On April 20, 1995, the Company accepted a non-recourse promissory note from the former Chief Executive Officer of AMSERV, Eugene J. Mora, in the original principal amount of $198,440, bearing interest at a rate of 10% per annum and maturing in April 2001, and $1,100 in cash for the exercise of options for 4,999 shares of the Company's common stock. The promissory note is secured by 8,069 shares of the Company's common stock owned by Mr. Mora. On January 16, 1996, the promissory note was amended to become a recourse promissory note, secured by 4,999 shares of common stock owned by Mr. Mora, with interest at a rate of 5.73% per annum. Also on January 16, 1996, the Company accepted an additional recourse promissory note from Mr. Mora in the original principal amount of $199,342, bearing interest at a rate of 5.73% per annum and maturing in January 2002, and $1,105 in cash for the exercise of options for 5,022 shares of the Company's common stock.

13.   Related Party Transactions:

      Stock subscription receivable

            In accordance with the settlement agreement with Mr. Mora, the Company agreed to forgive the subscription receivable in consideration for Mr. Mora entering into a covenant not-to-compete agreement with the Company. Accordingly during fiscal 2002, the Company wrote off the subscription receivable and increased intangible assets by the amount of the note receivable and the unpaid accrued interest in the aggregate amount of $440,000.

14.   Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

      Long-Term Debt: The fair value of the Company's long-term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable rate debt at May 31, 2002 and 2001 approximates its fair value.

15.   Concentrations of Credit Risk and Major Customers:

      Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and temporary cash investments.

      The Company provides temporary health care personnel to hospitals, nursing homes, extended care facilities and in-home patients. At May 31, 2002 and 2001, approximately 40% and 45%, respectively, of accounts receivable was due from Medicaid. Credit losses relating to customers historically have not been significant and within management's expectations.

      The Company places its temporary cash investments with high credit quality financial institutions.

16.   Business Risks:

      The Company's primary business, offering home health care services, is heavily regulated at both the federal and state levels. While the Company is unable to predict what regulatory changes may occur or the impact of any particular change, the Company's operations and financial results could be negatively affected. Further, the Company operates in a highly competitive industry, which may limit the Company's ability to price its services at levels that they believe appropriate. These competitive factors may adversely affect the Company's financial results.

17.   Commitments:

      a.    Employment agreement

            The Company has an employment agreement, as amended, with an officer which expires in December 2005. The aggregate commitment for future salary, excluding bonuses, under the agreement is $1,264,000. The agreement also provides for increases based on the consumer price index increases and certain bonuses based upon annual pretax income. The aggregate minimum commitment for future salaries under the agreements is as follows:

                       Years Ending
                          May 31,
                       ------------
                           2003                                $ 280,800
                           2004                                  280,800
                           2005                                  280,800
                           2006                                  140,400
                                                               ---------

                                                               $ 982,800
                                                               =========

      b.    Leases

      The Company conducts its operations from leased office space under various operating leases which expire at various dates through 2004.

      As of May 31, 2002 future net minimum rental payments under operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                       Years Ending
                          May 31,
                       -------------
                           2003                                $ 182,000
                           2004                                  120,000
                           2005                                  122,000
                           2006                                   83,000
                           2007                                   20,000
                                                               ---------

                                                               $ 527,000
                                                               =========

      Rental expenses for operating leases for fiscal years ended 2002, 2001 and 2000 were approximately $576,000, $621,000 and $662,000, respectively.

18.   Contingencies:

      The Company is a defendant in several actions which are routine and incidental to its business. In management's opinion, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

19.   Gain on Sale of Business:

      On July 3, 2001 the Company entered into an agreement with Premier Home Health Care Services, Inc. ("Premier") to sell selected assets and home health care operations of the Company's New Jersey ("NJ Assets") and New York ("NY Assets") operations for an aggregate sales price of $5.5 million, subject to a post closing adjustment based upon certain revenue thresholds. The allocation of the sales price was $4.0 million for the NJ Assets, and $1.5 million for the NY Assets, respectively.

      During fiscal 2002, the Company completed the sale of the NY and NJ Assets for an adjusted sales price of $5,250,000, and recognized a gain of approximately $313,000 on the sale, net of various transaction costs.

20.   Extraordinary Item:

      In February 1999, the Company adopted a plan to discontinue its Medicare business provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc d/b/a American Health Care Services. The subsidiary ceased operations on July 1, 1999, and in connection with its Medicare business, the subsidiary was overpaid $2,593,324 by Medicare through its final date of operation and was included in due Medicare on the balance sheet.

      The subsidiary liquidated its assets and discharged its liabilities through an assignment for benefit of creditors under Florida State law, and the subsidiary was dissolved. In connection with the dissolution and liquidation of the subsidiary, the Company has recorded an extraordinary gain of approximately $1,553,000 (net of income taxes of $1,040,000) for the extinguishment of the debt related to the Medicare overpayments made to the subsidiary. This gain has been presented as an extraordinary item for the year ended May 31, 2002.

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

      Operating results (exclusive of any corporate charges or interest expense and the aforementioned provisions) from discontinued operations are as follows:

                                                          Years Ended
                                                             May 31,
                                          --------------------------------------------
                                              2002            2001             2000
                                          -----------     -----------      -----------
Revenue, net                              $        --     $(1,000,000)     $    40,953
                                          -----------     -----------      -----------
Costs and expenses:
  Costs of revenue                                 --              --              623
  Selling, general and administrative              --              --           64,862
  Depreciation and amortization                    --              --            5,254
                                          -----------     -----------      -----------
                                                   --              --           70,739
                                          -----------     -----------      -----------
Operating loss                                     --      (1,000,000)         (29,786)
Other deductions                                   --              --           (6,587)
                                          -----------     -----------      -----------
Loss before income taxes                           --      (1,000,000)         (36,373)
Income tax benefit                                 --              --               --
                                          -----------     -----------      -----------

Net loss                                  $        --     $(1,000,000)     $   (36,373)
                                          ===========     ===========      ===========

      Assets and liabilities for the fiscal year ending 2002 and 2001 are as follows:

                                                               May 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------        ----------

Total assets                                        $       --        $       --
Total liabilities                                      350,000         3,593,000

22.   Supplementary Information - Statement of Cash Flows:

      During the years ended May 31, 2002, 2001 and 2000, the Company issued 72,616, 1,829 and 1,829 shares of common stock in satisfaction of $22,093, $7,545 and $19,440, respectively, of dividends to preferred shareholders.

23.   Selected Quarterly Financial Results (Unaudited):

                                                               Fiscal Quarter Ended
                                         ------------------------------------------------------------------
                                          August 31,       November 30,      February 28,        May 31,
                                             2001              2001              2002              2002
                                         ------------      ------------      ------------      ------------
                                                        (In thousands except per share data)
Revenue, net                             $      7,984      $      2,370      $      2,288      $      2,435
Operating Loss                                    (63)             (809)             (705)              (95)
Loss Before Extraordinary Item                   (532)             (886)             (831)             (342)
Extraordinary Item                              1,608                --                --               (55)
Net Income (Loss)                               1,076              (886)             (831)             (397)

Basic Income (Loss) Per Share:
   Loss Before Extraordinary Item               (0.80)            (1.16)            (0.98)            (0.38)
   Extraordinary Item                            2.38                --                --             (0.06)
   Net Income (Loss)                             1.58             (1.16)            (0.98)            (0.44)

Diluted Income (Loss) Per Share:
   Loss Before Extraordinary Item               (0.78)            (1.16)            (0.98)            (0.38)
   Extraordinary Item                            2.32                --                --             (0.06)
   Net Income (Loss)                             1.54             (1.16)            (0.98)            (0.44)

Weighted Average Shares Outstanding:
   Basic                                      675,042           770,860           858,954           995,611
                                         ============      ============      ============      ============
   Diluted                                    694,033           770,860           858,954           995,611
                                         ============      ============      ============      ============

      Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sums of the quarterly income (loss) per share do not necessarily equal the total for the year.

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

                  (e) Amended and Restated By-laws adopted by the Board of Directors on February 11, 2002 file as Exhibit 3.1 to Form 10-Q for the period ended February 28, 2002.

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

            (h) Form of Indemnification Agreement between the Company and directors and officers. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)

            (i) LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.

            (j) Revolving Credit Note dated August 31, 2001 for $2.0 million payable by Star Multi Care Services, Inc., Amserv Healthcare of Ohio, Amserv Healthcare of New Jersey, Inc. and EFCC Acquisition Corp. to Heller Healthcare Finance, Inc.

            (k) Amendment No. 1 dated December 19, 2001 of the LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.

            21.         List of subsidiaries.

            23.   (a)   Consent of Holtz Rubenstein & Co., LLP. previously
                        filed.

                  (b) Consent of Muenz & Meritz, P.C. included in Exhibit 5.1. previously filed.

            99.1        Chief Executive Officer Certification pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2        Chief Financial Officer Certification pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)

(b) Reports on Form 8-K

None

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date October 11, 2002                       STAR MULTI CARE SERVICES, INC.


                                            By /s/ Stephen Sternbach
                                              ----------------------------------
                                            Stephen Sternbach,
                                            Chairman of the Board, President and
                                            Chief Executive Officer

            In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Stephen Sternbach       Chairman of the Board, President and     October 11, 2002
---------------------       Director

/s/ Charles Berdan          Director                                 September 13, 2001
---------------------
Charles Berdan

/s/ David Schoenberg        Chief Financial Officer                  October 11, 2002
---------------------
David Schoenberg

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Annual Report of Star Multi Care Services, Inc. (the "Company") on Form 10-K for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Sternbach, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

(1) I have reviewed the Report being filed;

(2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

(4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the issuer and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic Reports are being prepared;

      (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

      (iii) Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

      (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            By /s/ Stephen Sternbach
                                               ----------------------------
                                                   Stephen Sternbach
                                                   Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Annual Report of Star Multi Care Services, Inc. (the "Company") on Form 10-K for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Schoenberg, Secretary and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

(1) I have reviewed the Report being filed;

(2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

(4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the issuer and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic Reports are being prepared;

      (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

      (iii) Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

      (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            By /s/ David Schoenberg
                                               ----------------------------
                                                   David Schoenberg
                                                   Secretary and
                                                   Chief Financial Officer

                                INDEX OF EXHIBITS

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

                  (e) Amended and Restated By-laws adopted by the Board of Directors on February 11, 2002 file as Exhibit 3.1 to Form 10-Q for the period ended February 28, 2002.

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

            (h) Form of Indemnification Agreement between the Company and directors and officers. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)

            (i) LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.

            (j) Revolving Credit Note dated August 31, 2001 for $2.0 million payable by Star Multi Care Services, Inc., Amserv Healthcare of Ohio, Amserv Healthcare of New Jersey, Inc. and EFCC Acquisition Corp. to Heller Healthcare Finance, Inc.

            (k) Amendment No. 1 dated December 19, 2001 of the LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.

            21.         List of subsidiaries.

            23.   (a)   Consent of Holtz Rubenstein & Co., LLP. previously
                        filed.

                  (b) Consent of Muenz & Meritz, P.C. included in Exhibit 5.1. previously filed.

            99.1        Chief Executive Officer Certification pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2        Chief Financial Officer Certification pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.
-----------

* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)