Form 10-Q
period 2002-08-31
STAR MULTI CARE SERVICES INC
filed 2002-10-24
CIK 874038

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED August 31, 2002

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

                                    Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 2002:

                       Class                              Number of Shares
         Common Stock, $0.001 par value                     1,032,865

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page
Part I - Financial Information

Item 1

   Consolidated Balance Sheets as of August 31, 2002 and May 31, 2002 .....    3

   Consolidated Statements of Operations for the three months ended
   August 31, 2002 and August 31, 2001 ....................................    4

   Consolidated Statements of Cash Flows for the three months ended
   August 31, 2002 and August 31, 2001  ...................................    5

   Notes to Consolidated Financial Statements .............................  6-8

Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations..................................... 9-10


Part II - Other Information

Item 6

   Exhibits and Reports on Form 8-K .......................................   11

   Signatures..............................................................   12

                         STAR MULTI CARE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    August 31,        May 31,
                                                                                       2002            2002
                                                                                   ------------    ------------
ASSETS:                                                                              Unaudited        Audited
-------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $     82,792    $     74,235
  Accounts receivable, net of allowance for doubtful accounts of
    $200,000 at August 31, 2002 and May 31, 2002                                      1,532,573       1,613,540
  Prepaid expenses and other current assets                                              64,014          83,206
  Deferred income taxes                                                                 206,000         206,000
                                                                                   ------------    ------------
      Total current assets                                                            1,885,379       1,976,981

PROPERTY AND EQUIPMENT, net                                                             500,858         572,859
GOODWILL                                                                              1,307,444       1,307,444
OTHER INTANGIBLE ASSETS, net                                                            351,860         351,860
DEFERRED INCOME TAXES                                                                 1,404,000       1,404,000
OTHER ASSETS                                                                             48,962          50,647
                                                                                   ------------    ------------

                                                                                   $  5,498,503    $  5,663,791
                                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accrued payroll and related expenses                                             $    621,221    $    637,908
  Accounts payable                                                                      499,735         586,629
  Accrued expenses                                                                      589,302         758,368
  Due Medicare                                                                          250,000         350,000
  Note payable - related party                                                           50,000              --
  Due officer                                                                           125,000         125,000
                                                                                   ------------    ------------
     Total current liabilities                                                        2,135,258       2,457,905
                                                                                   ------------    ------------

LONG-TERM LIABILITIES:
  Revolving credit line                                                               1,138,353         990,254
                                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
  Convertible preferred stock-aggregate liquidation value $469,000 and $325,000;
    $1.00 par value, 5,000,000 shares authorized;
    469 and 325 shares issued, respectively                                                 469             325
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized;  1,059,232 and 1,024,021 shares issued,
    respectively                                                                          1,059           1,024
  Additional paid-in capital                                                         21,821,685      21,669,864
  Deficit                                                                           (19,207,630)    (19,064,891)
  Treasury stock, 26,367 common shares, at cost                                        (390,691)       (390,691)
                                                                                   ------------    ------------
  Total shareholders' equity                                                          2,224,892       2,215,631
                                                                                   ------------    ------------

                                                                                   $  5,498,503    $  5,663,790
                                                                                   ============    ============

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                 Three Months Ended
                                                          ----------------------------------
                                                          August 31, 2002    August 31, 2001
                                                          ---------------    ---------------
REVENUE, net                                                 $ 2,389,353       $ 7,984,200

OPERATING EXPENSES:
    Costs of revenue                                           1,440,867         5,373,138
    Selling, general and administrative                          971,715         2,347,678
    Depreciation and amortization                                 72,000           246,132
    Provision for doubtful accounts                               10,885            80,340
                                                             -----------       -----------

                                                               2,495,467         8,047,288
                                                             -----------       -----------

OPERATING LOSS                                                  (106,114)          (63,088)

OTHER EXPENSE:
    Loss on sale of business                                          --           (21,582)
    Interest expense, net                                        (28,825)         (447,733)
                                                             -----------       -----------

                                                                 (28,825)         (469,315)
                                                             -----------       -----------

LOSS  BEFORE PROVISION FOR INCOME TAXES                         (134,939)         (532,403)

PROVISION FOR INCOME TAXES                                            --                --
                                                             -----------       -----------

LOSS BEFORE EXTRAORDINARY ITEM                                  (134,939)         (532,403)

EXTRAORDINARY ITEM -
    Gain on extinguishment of debt, net of income taxes               --         1,607,824
                                                             -----------       -----------


NET (LOSS) INCOME                                            $  (134,939)      $ 1,075,421
                                                             ===========       ===========


BASIC (LOSS) INCOME PER COMMON SHARE:
    Loss before extraordinary item                           $     (0.14)      $     (0.79)
    Extraordinary item                                                --              2.38
                                                             -----------       -----------

    Net (loss) income                                        $     (0.14)      $      1.59
                                                             ===========       ===========

DILUTED (LOSS) INCOME PER COMMON SHARE:
    Loss before extraordinary item                           $     (0.14)      $     (0.79)
    Extraordinary item                                                --              2.38
                                                             -----------       -----------

    Net (loss) income                                        $     (0.14)      $      1.59
                                                             ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                      1,011,815           675,042
                                                             ===========       ===========
    Diluted                                                    1,011,815           675,042
                                                             ===========       ===========

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                Three Months Ended
                                                                           --------------------------------
                                                                           August 31, 2002  August 31, 2001
                                                                           ---------------  ---------------
Cash flow from operating activities:
Net (loss) income                                                             $(134,939)      $ 1,075,421
                                                                              ---------       -----------
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Extraordinary gain on extinguishment of debt                                      --        (2,593,324)
   Depreciation and amortization                                                 72,000           246,132
   Provision for doubtful accounts                                               10,885            80,340
   Gain on sale of business                                                                       (21,582)
   Deferred income taxes                                                             --           985,000
   Changes in operating assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                                     70,082          (114,050)
         Prepaid expenses and other current assets                               19,192           (41,155)
         Other assets                                                             1,685            35,133
      Increase (decrease) in liabilities:
         Accrued payroll and related expenses                                   (16,687)         (173,772)
         Accounts payable and other accrued expenses                           (211,760)          (28,079)
                                                                              ---------       -----------
              Total adjustments                                                 (54,603)       (1,625,357)
                                                                              ---------       -----------
     Net cash used in by operating activities                                  (189,542)         (549,936)
                                                                              ---------       -----------
Cash flows from investing activities:
        Proceeds from officer loan                                                   --                --
        Proceeds from sale of business                                               --         3,750,000
        Purchase of property and equipment                                           --           (12,091)
        Deposit on contract for sale of business                                     --           150,000
                                                                              ---------       -----------
     Net cash provided by investing activities                                       --         3,887,909
                                                                              ---------       -----------

Cash flows from financing activities:
        Proceeds from note                                                       50,000           800,000
        Revolving credit line                                                   148,099        (3,847,315)
        Repayment of long-term debt                                                  --          (269,786)
        Exercise of stock options                                                    --                --
                                                                              ---------       -----------
     Net cash provided by (used in) financing activities                        198,099        (3,317,101)
                                                                              ---------       -----------

Net increase in cash and cash equivalents                                         8,557            20,872
Cash and cash equivalents at beginning of period                                 74,235            10,511
                                                                              ---------       -----------
Cash and cash equivalents at end of period                                    $  82,792       $    31,383
                                                                              =========       ===========

Supplemental disclosure:
        Income taxes paid                                                     $      --                --
                                                                              =========       ===========
        Interest paid                                                         $  28,000       $   425,000
                                                                              =========       ===========

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2002, results of its operations for the three month periods ended August 31, 2002 and August 31, 2001, and cash flows for the three month periods ended August 31, 2002 and August 31, 2001.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2002, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

      The results of operations for the three-month period ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      Note 1: Net Income (Loss) Per Common Share

      Net income (loss) per common share and per common and common equivalent share is based upon weighted-average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

      Net income (loss) available to common shareholders was computed as follows:

                                                          Three Months Ended
                                                               August 31,
                                                          ------------------
                                                          2002          2001
                                                          ----          ----
Net income (loss)                                       $(134,939)   $1,075,421
Dividends on preferred shares                              (7,800)      (11,500)
                                                        ---------    ----------
Net income (loss) available to common shareholders      $(142,739)   $1,063,921
                                                        =========    ==========

      Note 2: Reclassifications and Use of Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the period. Such estimates primarily relate to accounts receivable valuation allowances, recoverability of goodwill, realization of deferred tax assets, and related valuation allowance and regulatory adjustments. Actual amounts may differ from those estimates.

      Certain reclassifications have been made to the financial statements for the period ended August 31, 2001 to conform to the classifications used in 2002.

      Note 3: Goodwill and Intangible Assets

      In June 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142 that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

      SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. No adjustments for impairment losses were required.

      The effect of adoption of SFAS No. 142 on the 2001 consolidated results of operations were as follows:

                                                                        2001
Reported loss before extraordinary item                             $  (532,403)
  Add back:  Amortization of goodwill                                   107,632
                                                                    -----------

Loss before extraordinary item, as adjusted                         $  (424,771)
                                                                    -----------

Basic earnings per share:
  Reported loss before extraordinary item                           $     (0.79)
  Amortization of goodwill                                                 0.16
                                                                    -----------

Basic earnings per share, as adjusted                               $     (0.63)
                                                                    ===========

Diluted earnings per share:
  Reported loss before extraordinary item                           $     (0.79)
  Add back: Amortization of goodwill                                       0.16
                                                                    -----------

Diluted earnings, per share, as adjusted                            $     (0.63)
                                                                    ===========

      Note 4: Credit Facility

On August 31, 2001, the Company entered into a $2 million dollar credit facility with GE Capital HealthCare Financial Services, Inc., f/k/a Heller Healthcare Finance, Inc. The facility provides for the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days, at the lender's prime rate (4-3/4% at August 31, 2002) plus 1%. The facility expires on August 31, 2004, and requires the Company to meet certain financial ratios and covenants. All assets of the Company collateralize the new credit facility.

      Note 5: Sale of Businesses

      On July 3, 2001 the Company entered into an agreement with Premier Home Healthcare Services, Inc. ("Premier") to sell selected assets and home health care operations of the Company's New Jersey ("NJ Assets") and New York ("NY Assets") operations for an aggregate sales price of $5.5 million. The allocation of the sales price was $4.0 million for the NJ Assets, and $1.5 million for the NY Assets.

      On August 31, 2001, the Company completed the sale of the NJ Assets for an adjusted sales price of $3,750,000, and recognized a loss of approximately ($21,000) on the sale, net of various transaction costs.

      The sale agreement provided for the Company to retain its billed and unbilled accounts receivable of the New Jersey and New York operations through August 31, 2001.

      Note 6: Extraordinary Item

      In February 1999, the Company adopted a plan to discontinue its Medicare business provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc. d/b/a American Health Care Services. The subsidiary ceased operations on July 1, 1999, and in connection with its Medicare business, the subsidiary was overpaid $2,593,324 by Medicare through its final date of operation.

      The subsidiary liquidated its assets and discharged its liabilities through an assignment for benefit of creditors under Florida State law, and the subsidiary was dissolved. In connection with the dissolution and liquidation of the subsidiary, the Company has recorded an extraordinary gain of $1,607,824 (net of income taxes of $985,500) for the extinguishment of the debt related to the Medicare overpayments made to the subsidiary, which is shown as an extraordinary item in the financial statements for the three months ended August 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2002.

      The Company is subject to significant external factors that could have a significant impact on its business, including changes in Medicare reimbursement, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

Results of Operations

      Quarter ended August 31, 2002 compared to quarter ended August 31, 2001.

      Net revenue for the quarter ended August 31, 2002 decreased $5,594,847 or 70% to $2,389,353 from $7,984,200 for the quarter ended August 31, 2001. This decrease is primarily attributable to the sale of the New Jersey and New York operations of the Company.

      Gross profit margin increased to 39.7% for the quarter ended August 31, 2002 from 32.7% for the quarter ended August 31, 2001. The increase in the gross profit margin is primarily attributable to the elimination of lower profit margin contracts, primarily in New York.

      Selling, general and administrative costs for the quarter ended August 31, 2002 decreased $1,375,963 (58.6%) to $971,715, from $2,347,678 for the quarter ended August 31, 2001. The decrease in selling, general and administrative expenses is primarily attributable to the Company's restructuring efforts, as well as the sale of the New Jersey and New York operations.

      Loss from operations increased $43,026 to a loss of $106,114 for the quarter ended August 31, 2002, from a loss of $63,088) for the quarter ended August 31, 2001. The increase in the operating loss is the result of decreased revenue (from the sale of the New Jersey and New York operations), offset in part by the increase in the gross margin percentage.

      Interest expense decreased to $28,825 for the quarter ended August 31, 2002, from $447,733 for the quarter ended August 31, 2001. This decrease is the result of lower outstanding borrowings, commensurate with the decrease in revenue and accounts receivable and, to a lesser extent, a decrease in the borrowing rate.

Financial Condition, Liquidity and Capital Resources

      As of August 31, 2002 cash and cash equivalents were $82,792 as compared with $74,235 at May 31, 2002, reflective of the Company's continued efforts to keep its outstanding borrowings under its credit facility to a minimum.

      The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 180 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at August 31, 2002 and May 31, 2002.

      On August 31, 2001, the Company entered into a $2 million dollar credit facility with GE Capital HealthCare Financial Services, Inc., f/k/a Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. The facility expires on August 31, 2004.

      As of August 31, 2002, the outstanding loan balance was $1,138,353.

      On July 11, 2001, the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims, both parties mutually agreed upon a settlement amount of $1,000,000 payable by Star, in quarterly installment payments (as amended), with the first payment of $250,000 made on November 8, 2001. The Company believes it will have the available funds necessary to complete the payment by the required dates. As of August 31, 2002, $250,000 remains payable under this settlement agreement.

      Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year.

Forward Looking Statements

      Certain statements in this report on Form 10-Q constitute" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current IPS and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry. This discussion should be read in conjunction with: (i) the attached consolidated financial statements and notes thereto, (ii) with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2002, and (iii) with the section entitled Forward Looking Statements appearing in the Company's Form 10-K which is hereby incorporated by reference.

                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.    Exhibits:

10.1 Second Amendment to Promissory Note dated May 21, 2002 by Star Multi Care Services, Inc., Amserv Healthcare of New Jersey, Inc., Amserv Healthcare of Ohio and EFCC Acquisition Corp. payable to Stephen Sternbach.

10.2 Amendment to Security Agreement dated May 21, 2002 by and among Stephen Sternbach and Star Multi Care Services, Inc., Amserv Healthcare of New Jersey, Inc., Amserv Healthcare of Ohio and EFCC Acquisition Corp.

10.3 Promissory Note dated August 26, 2002 by Star Multi Care Services, Inc., Amserv Healthcare of New Jersey, Inc., Amserv Healthcare of Ohio and EFCC Acquisition Corp. payable to Matthew Solof.

10.4 Security Agreement dated August 26, 2002 by and among Matthew Solof and Star Multi Care Services, Inc., Amserv Healthcare of New Jersey, Inc., Amserv Healthcare of Ohio and EFCC Acquisition Corp.

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

                                         STAR MULTI CARE SERVICES, INC.




October 24, 2002                    By:     s/Stephen Sternbach
----------------                         ------------------------------------
      Date                               Chairman of the Board, President and
                                         Chief Executive Officer



October 24, 2002                    By:     s/David M. Schoenberg
----------------                         ------------------------------------
      Date                               Director of Finance and
                                         Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of Star Multi Care Services, Inc. (the "Company") on Form 10-Q for the period ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Sternbach, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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


                                         By /s/ Stephen Sternbach
                                            ---------------------------
                                                Stephen Sternbach
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of Star Multi Care Services, Inc. (the "Company") on Form 10-Q for the period ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Schoenberg, Secretary and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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


                                        By /s/ David Schoenberg
                                           ---------------------------
                                               David Schoenberg
                                               Secretary and
                                               Chief Financial Officer

                                INDEX OF EXHBITS

10.1 Second Amendment to Promissory Note dated May 21, 2002 by Star Multi Care Services, Inc., Amserv Healthcare of New Jersey, Inc., Amserv Healthcare of Ohio and EFCC Acquisition Corp. payable to Stephen Sternbach.

10.2 Amendment to Security Agreement dated May 21, 2002 by and among Stephen Sternbach and Star Multi Care Services, Inc., Amserv Healthcare of New Jersey, Inc., Amserv Healthcare of Ohio and EFCC Acquisition Corp.

10.3 Promissory Note dated August 26, 2002 by Star Multi Care Services, Inc., Amserv Healthcare of New Jersey, Inc., Amserv Healthcare of Ohio and EFCC Acquisition Corp. payable to Matthew Solof.

10.4 Security Agreement dated August 26, 2002 by and among Matthew Solof and Star Multi Care Services, Inc., Amserv Healthcare of New Jersey, Inc., Amserv Healthcare of Ohio and EFCC Acquisition Corp.

99.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.