Form 10-K/A
period 2002-05-31
STAR MULTI CARE SERVICES INC
filed 2002-11-15
CIK 874038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   Amendment 1

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission File Number 1-10751

                         STAR MULTI CARE SERVICES, INC.
                       -----------------------------------
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

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                             Name of each
          Title of Each Class                       exchange on which registered
---------------------------------------             ----------------------------
Common Stock, par value $.001 per share                   OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
Yes _X_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On November 14, 2002 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates equaled 765,600 shares with a market value of $22,968 (based upon the closing price of the Common Stock on such date on the NASD OTC Bulletin Board).

As of November 14, 2002, the Registrant had 1,059,232 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------
Title of Class  Name and Address                Amount and nature  Percentage of
                Of Beneficial Owner             Of beneficial      Class (1)
                                                ownership
--------------------------------------------------------------------------------
Common Stock    Jericho Capital Corp.           168,100            16.3%
                125 West Shore Road
                Huntington, New York 11743
--------------------------------------------------------------------------------
Common Stock    Sandra Pessin                   63,255             6.1%
                605 Third Ave.
                19th Floor
                New York, NY 10158
--------------------------------------------------------------------------------
Common Stock    Norman Pessin                   114,767            11.1%
                605 Third Ave.
                19th Floor
                New York, NY 10158
--------------------------------------------------------------------------------
Common Stock    National Home Health Care Corp. 53,100             5.1%
                700 White Plains Road
                Scarsdale, New York 10583
--------------------------------------------------------------------------------

(1) Percentage calculated using 1,032,865 outstanding common stock shares as of October 8, 2002.

The table listed above was inadvertently omitted from the initial filing of this Annual Report on Form 10-K.

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date November 14, 2002                          STAR MULTI CARE SERVICES, INC.


                                                By /s/ STEPHEN STERNBACH
                                                   -----------------------------
                                                Stephen Sternbach,
                                                Chairman of the Board, President
                                                and Chief Executive Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Stephen Sternbach     Chairman of the Board,      November 14, 2002
---------------------     President and Director

/s/ Charles Berdan        Director                    November 14, 2002
--------------------
Charles Berdan

/s/ David Schoenberg      Chief Financial Officer     November 14, 2002
--------------------
David Schoenberg