Form 10-Q
period 2002-11-30
STAR MULTI CARE SERVICES INC
filed 2003-01-21
CIK 874038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED November 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 6, 2002:

                     Class                      Number of Shares
         ------------------------------         ----------------
         Common Stock, $0.001 par value             1,032,865

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page
PART I:       FINANCIAL INFORMATION

Item 1

   Consolidated Balance Sheets as of November 30, 2002 and May 31, 2002 ...    3

   Consolidated Statements of Operations for the three months ended
   November 30, 2002 and November 30, 2001 ................................    4

   Consolidated Statements of Cash Flows for the six months ended
   November 30, 2002 and November 30, 2001 ................................    5

   Notes to Consolidated Financial Statements .............................  6-8

Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations .................................... 8-10

Item 4

   Controls and Procedures ................................................   11

PART II:      OTHER INFORMATION

Item 6

   Exhibits and Reports on Form 8-K .......................................   11

   Signatures .............................................................   12



                         STAR MULTI CARE SERVICES, INC
                          CONSOLIDATED BALANCE SHEETS


                                                                           November 30,       May 31,
                                                                               2002            2002
                                                                           ------------    ------------
ASSETS:                                                                      Unaudited        Audited
-------
CURRENT ASSETS:
  Cash and cash equivalents ............................................   $    137,373    $     74,235
  Accounts receivable, net of allowance for doubtful accounts of
    $2,425,000 at November 30, 2002 and May 31, 2002 ...................      1,825,138       1,613,540
  Prepaid expenses and other current assets ............................         77,653          83,206
  Deferred income taxes ................................................        206,000         206,000
                                                                           ------------    ------------
      Total current assets .............................................      2,246,164       1,976,981

PROPERTY AND EQUIPMENT, NET ............................................        425,302         572,859
GOODWILL ...............................................................      1,307,444       1,307,444
OTHER INTANGIBLE ASSETS, NET ...........................................        338,685         351,860
DEFERRED INCOME TAXES ..................................................      1,404,000       1,404,000
OTHER ASSETS ...........................................................         19,449          50,647
                                                                           ------------    ------------
                                                                           $  5,741,044    $  5,663,791
                                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accrued payroll and related expenses .................................   $    530,747    $    637,908
  Accounts payable .....................................................        362,964         586,629
  Accrued expenses .....................................................        703,617         758,368
  Due Medicare .........................................................        250,000         350,000
  Note payable - related party .........................................         50,000            --
  Due officer ..........................................................        325,000         125,000
                                                                           ------------    ------------
     Total current liabilities .........................................      2,222,328       2,457,905
                                                                           ------------    ------------

LONG-TERM LIABILITIES:
  Revolving credit line ................................................      1,340,183         990,254
                                                                           ------------    ------------

SHAREHOLDERS' EQUITY:
  Convertible preferred stock-aggregate liquidation value
    $469,000 and $325,000; $1.00 par value, 5,000,000 shares authorized;
    469 and 325 shares issued, respectively ............................            469             325
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized;  1,059,232 and 1,024,021 shares issued,
    respectively .......................................................          1,059           1,024
  Additional paid-in capital ...........................................     21,821,685      21,669,864
  Deficit ..............................................................    (19,253,989)    (19,064,891)
  Treasury stock, 26,367 common shares, at cost ........................       (390,691)       (390,691)
                                                                           ------------    ------------
  Total shareholders' equity ...........................................      2,178,533       2,215,631
                                                                           ------------    ------------
                                                                           $  5,741,044    $  5,663,790
                                                                           ============    ============

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                                                                Three Months Ended             Six Months Ended
                                                                   November 30,                  November 30,
                                                          ----------------------------    ----------------------------
                                                              2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------
REVENUE, net ..........................................   $  2,562,210    $  2,369,864    $  4,951,563    $ 10,354,064

OPERATING EXPENSES:
    Costs of revenue ..................................      1,565,252       1,564,734       3,006,119       6,937,872
    Selling, general and administrative ...............        901,644       1,495,205       1,873,359       3,842,883
    Depreciation and amortization .....................         82,954         105,451         154,954         351,583
    Provision for doubtful accounts ...................         16,789          13,887          27,674          94,227
                                                          ------------    ------------    ------------    ------------

                                                             2,566,639       3,179,277       5,062,106      11,226,565
                                                          ------------    ------------    ------------    ------------

OPERATING LOSS ........................................         (4,429)       (809,413)       (110,543)       (872,501)

OTHER EXPENSE:
    Gain (loss) on sale of business ...................           --             8,596            --           (12,986)
    Interest expense, net .............................        (33,835)        (85,503)        (62,660)       (533,236)
                                                          ------------    ------------    ------------    ------------

                                                               (33,835)        (76,907)        (62,660)       (546,222)
                                                          ------------    ------------    ------------    ------------

LOSS  BEFORE PROVISION FOR INCOME TAXES ...............        (38,264)       (886,320)       (173,203)     (1,418,723)

PROVISION FOR INCOME TAXES ............................           --              --              --              --
                                                          ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM ........................        (38,264)       (886,320)       (173,203)     (1,418,723)

EXTRAORDINARY ITEM -
    Gain on extinguishment of debt, net of income taxes           --              --              --         1,607,824
                                                          ------------    ------------    ------------    ------------

NET (LOSS) INCOME .....................................   $    (38,264)   $   (886,320)   $   (173,203)   $    189,101
                                                          ============    ============    ============    ============

BASIC (LOSS) INCOME PER COMMON SHARE:
    Loss before extraordinary item ....................   $      (0.03)   $      (1.17)   $      (0.17)   $      (1.89)
    Extraordinary item ................................           --              0.00            --              2.12
                                                          ------------    ------------    ------------    ------------

    Net (loss) income .................................   $      (0.03)   $      (1.17)   $      (0.17)   $       0.23
                                                          ============    ============    ============    ============

DILUTED (LOSS) INCOME PER COMMON SHARE:
    Loss before extraordinary item ....................   $      (0.03)   $      (1.17)   $      (0.17)   $      (1.87)
    Extraordinary item ................................           --              0.00            --              2.10
                                                          ------------    ------------    ------------    ------------

    Net (loss) income .................................   $      (0.03)   $      (1.17)   $      (0.17)   $       0.23
                                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic .............................................      1,032,865         770,860       1,022,282         756,671
                                                          ============    ============    ============    ============
    Diluted ...........................................      1,032,865         770,860       1,022,282         766,167
                                                          ============    ============    ============    ============


          See accompanying notes to consolidated financial statements


                         STAR MULTI CARE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                   Six Months Ended
                                                                                     November 30,
                                                                             --------------------------
                                                                                 2002          2001
                                                                             -----------    -----------
Cash flow from operating activities:
  Net (loss) income ......................................................   $  (173,203)   $   189,101
                                                                             -----------    -----------
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Extraordinary gain on extinguishment of debt ........................          --       (1,607,824)
     Depreciation and amortization .......................................       154,954        351,583
     Provision for doubtful accounts .....................................        27,674         94,227
     Loss on disposal of assets ..........................................         3,557         12,986
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable ...........................................      (239,272)     1,990,017
           Prepaid expenses and other current assets .....................         5,553         64,966
           Other assets ..................................................        33,419         28,166
        Increase (decrease) in liabilities:
           Accrued payroll and related expenses ..........................      (107,161)    (1,147,601)
           Accounts payable and other accrued expenses ...................      (142,312)      (785,051)
           Due Medicare ..................................................      (100,000)      (250,000)
                                                                             -----------    -----------
                Total adjustments ........................................      (363,588)    (1,248,531)
                                                                             -----------    -----------
       Net cash used in by operating activities ..........................      (536,791)    (1,059,430)
                                                                             -----------    -----------
  Cash flows from investing activities:
          Proceeds from sale of business .................................          --        3,458,000
          Purchase of property and equipment .............................          --           (6,470)
          Deposit on contract for sale of business .......................          --          700,000
                                                                             -----------    -----------
       Net cash provided by investing activities .........................             0      4,151,530
                                                                             -----------    -----------

  Cash flows from financing activities:
          Proceeds from officer loan .....................................       200,000           --
          Proceeds from notes ............................................        50,000        800,000
          Borrowings under revolving credit line .........................       441,172           --
          Repayments under revolving credit line .........................       (91,243)    (3,133,128)
          Repayment of notes payable .....................................          --         (300,000)
          Exercise of stock options ......................................          --           62,646
                                                                             -----------    -----------
       Net cash provided by (used in) financing activities ...............       599,929     (2,570,482)
                                                                             -----------    -----------

  Net increase in cash and cash equivalents ..............................        63,138        521,618
  Cash and cash equivalents at beginning of period .......................        74,235         10,511
                                                                             -----------    -----------
  Cash and cash equivalents at end of period .............................   $   137,373    $   532,129
                                                                             ===========    ===========

  Supplemental disclosure:
          Income taxes paid ..............................................   $      --      $      --
                                                                             ===========    ===========
          Interest paid ..................................................   $    62,000    $   533,000
                                                                             ===========    ===========


          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of November 30, 2002, results of its operations for the three month and six month periods ended November 30, 2002 and November 30, 2001, and cash flows for the six month periods ended November 30, 2002 and November 30, 2001.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2002, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

The results of operations for the three-month and six-month periods ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 1: NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share and per common and common equivalent share is based upon weighted-average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

Net income available to common shareholders was computed as follows:

                                                Three Months Ended        Six Months Ended
                                                   November 30,             November 30,
                                              ----------------------    ----------------------
                                                 2002         2001         2002         2001
                                              ---------    ---------    ---------    ---------
Net income (loss) .........................   $ (38,264)   $(886,320)   $(173,203)   $ 189,101
Dividends on preferred shares .............      (8,095)      (9,100)     (15,895)     (15,100)
                                              ---------    ---------    ---------    ---------
Net income available to common shareholders   $ (46,359)   $ 895,420    $(189,098)   $ 174,001
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

The effect of adoption of SFAS No. 142 on the 2001 consolidated results of operations were as follows:

                                              Three Months   Six Months
                                                 Ended         Ended
                                              November 30,  November 30,
                                                  2001          2001
                                              -----------   ------------
Reported loss before extraordinary item ...   $ (886,320)   $ (1,418,723)
Add back:  amortization of goodwill .......       17,648         125,280
                                              ----------    ------------
Loss before extraordinary item, as adjusted   $ (868,672)   $ (1,293,443)
                                              ==========    ============

Basic earnings per share:
    Reported loss before extraordinary item   $    (1.17)   $      (1.89)
    Amortization of goodwill ..............         0.02            0.17
                                              ----------    ------------
    Basic earnings per share, as adjusted .   $    (1.15)   $      (1.72)
                                              ==========    ============

Diluted earnings per share:
    Reported loss before extraordinary item   $    (1.17)   $      (1.89)
    Amortization of goodwill ..............         0.02            0.16
                                              ----------    ------------
    Diluted earnings per share, as adjusted   $    (1.17)   $      (1.73)
                                              ==========    ============

NOTE 4: CREDIT FACILITY

On August 31, 2001, the Company entered into a $2 million dollar credit facility with Heller Healthcare Finance, Inc. The facility provides for the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days, at the lender's prime rate (4-1/4% at November 30, 2002) plus 1%. The facility expires on August 31, 2004, and requires the Company to meet certain financial ratios and covenants. All assets of the Company collateralize the new credit facility.

On December 30, 2002, the Credit Facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic Credit Facility. This extension, which expires on December 31, 2003, decreases each month by $41,667.

NOTE 5: CHANGE OF OWNERSHIP

On October 31, 2002, Stephen Sternbach, Chief Executive Officer of the Company, and Matthew Solof, an unrelated party, purchased all of the issued and outstanding Series B 7% Convertible Preferred Stock from the Shaar Fund Ltd. This Preferred Stock is convertible into the Company's common stock. The conversion would give Messrs. Sternbach and Solof more than a majority of the outstanding common stock of the Company. Management has not evaluated the effect, if any, on deferred income tax assets that might result as a consequence of this transaction.

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

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 30, 2002 COMPARED TO QUARTER ENDED NOVEMBER 30, 2001.

Net revenue for the quarter ended November 30, 2002 increased $192,346 or 8% to $2,562,210 from $2,369,864 for the quarter ended November 30, 2001. This increase is primarily attributable to the aggressive marketing efforts of the Company in securing new contracts and, to a lesser extent, rate increases on certain of the Company's existing contracts.

Gross profit margin increased to 38.9% for the quarter ended November 30, 2002 from 34.0% for the quarter ended November 30, 2001. The increase in the gross profit margin is primarily attributable to the increase in the mix of higher profit margin contracts, and the elimination of certain lower profit margin contracts.

Selling, general and administrative expenses ("SG&A") for the quarter ended November 30, 2002 decreased $593,561 (39.7%) to $901,644, from $1,495,205 for the quarter ended November 30, 2001. The decrease in SG&A is primarily attributable to the Company's restructuring efforts, following the sale of the New Jersey and New York operations. As a percentage of revenue, SG&A decreased from 63.1% to 35.2% for the quarters ended November 30, 2001 and 2002, respectively.

Loss from operations decreased $804,984 to $(4,429) for the quarter ended November 30, 2002, from a loss of $(809,413) for the quarter ended November 30, 2001. The decrease in the operating loss is the result of the aforementioned increases in revenue and gross margin, and decrease in SG&A and other operating expenses.

Interest expense decreased to $33,835 for the quarter ended November 30, 2002, from $85,503 for the quarter ended November 30, 2001. This decrease is the result of a decrease in the borrowing rate and, to a lesser extent, lower outstanding borrowings.

SIX MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2001.

Net revenue for the six months ended November 30, 2002 decreased $5,402,501 or 52.2% to $4,951,563 from $10,354,064 for the six months ended November 30, 2001. This decrease is primarily attributable to the sale of the New York and New Jersey operations of the Company.

Gross profit margin increased to 39.3% for the six months ended November 30, 2002 from 33.0% for the six months ended November 30, 2001. The increase in the gross profit margin is primarily attributable to the elimination of certain lower profit margin contracts resulting from the sale of the New York and New Jersey operations of the Company, and the increase in the mix of higher profit margin contracts.

SG&A for the six months ended November 30, 2002 decreased $1,969,524 (51.3%) to $1,873,359, from $3,842,883 for the six months ended November 30, 2001. The decrease in SG&A is primarily attributable to the sale of the New Jersey and New York operations, and subsequent restructuring efforts.

Loss from operations for the six months ended November 30, 2002 decreased $761,958 to $(110,543), from $(872,501) for the six months ended November 30, 2001. The decrease is primarily attributable to the aforementioned decreases in volume (net revenue) and SG&A expenses.

Interest expense decreased to $62,660 for the six months ended November 30, 2002, from $533,236 for the six months ended November 30, 2001. This decrease is the result of lower outstanding borrowings commensurate with the decrease in net revenue and, to a lesser extent, a decrease in the borrowing rate.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for services rendered over an extended period of time (60 to 120 days or longer), particularly when the payor is an insurance company, medical institution or governmental unit. Accounts receivable represents a substantial portion of current and total assets at November 30, 2002 and May 31, 2002.

On August 31, 2001, the Company entered into a $2 million dollar credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. The facility expires on August 31, 2004.

As of November 30, 2002, the outstanding loan balance was $1,340,183.

On July 11, 2001, the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims, both parties mutually agreed upon a settlement amount of $1,000,000 payable by Star, in quarterly installment payments (as amended), with the first payment of $250,000 made on November 8, 2001. As of November 30, 2002, $250,000 remains payable under this Settlement Agreement.

As of November 30, 2002, cash and cash equivalents were $137,373, as compared to $74,235 at May 31, 2002. The Company strives to maintain minimal cash balances, in its continued efforts to keep its outstanding borrowings under its credit facility to a minimum; however, a cash reserve was established to meet the Company's obligation under the aforementioned Settlement Agreement. Under this Agreement, a payment of $125,000 plus interest was made on December 5, 2002. The Company believes it will have the available funds necessary to make the remaining payment on its due date of April 5, 2003.

Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year. The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES.

a.) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the Evaluation Date) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

b.) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II: OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

        a. Exhibits:

           10.1 Overline Loan and Amendment to the Loan and Security Agreement dated December 30, 2002 by and among Heller Healthcare Finance, Inc. ("Lender") and Star Multi Care Services, Inc., Amserv Health Care of Ohio, Inc., Amserv Health Care of New Jersey, Inc. and EFCC Acquisition Corp. dated as of August 31, 2001.

           99.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b. Reports on Form 8-K.

                A Current Report on Form 8-K dated October 31, 2002 was filed disclosing that Stephen Sternbach, Chairman of the Board, President and Chief Executive Officer and Matthew Solof purchased all of the outstanding Series B 7% Convertible Preferred Stock, par value $1.00 per share from the Shaar Fund Limited

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            STAR MULTI CARE SERVICES, INC.




January 21, 2003                    By:     s/Stephen Sternbach
----------------                       -----------------------------------------
      Date                                  Chairman of the Board, President and
                                            Chief Executive Officer



January 21, 2003                    By:     s/David M. Schoenberg
----------------                       -----------------------------------------
      Date                                  Director of Finance, Secretary and
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of Star Multi Care Services, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Sternbach, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (as such term is defined in paragraph (c) of this section) for the issuer and have:

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

(5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            By /s/ STEPHEN STERNBACH
                               ----------------------------------------
                                   Stephen Sternbach
                                   Chairman of the Board, President and
                                   Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of Star Multi Care Services, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Schoenberg, Director of Finance, Secretary and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (as such term is defined in paragraph (c) of this section) for the issuer and have:

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

(5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                             By /s/ DAVID SCHOENBERG
                                -----------------------------------------
                                    David Schoenberg
                                    Director of Finance, Secretary
                                    and Chief Financial Officer

                                INDEX OF EXHIBITS

10.1 Overline Loan and Amendment to the Loan and Security Agreement dated December 30, 2002 by and among Heller Healthcare Finance, Inc. ("Lender") and Star Multi Care Services, Inc., Amserv Health Care of Ohio, Inc., Amserv Health Care of New Jersey, Inc. and EFCC Acquisition Corp. dated as of August 31, 2001.

99.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.