Form 10-Q
period 2003-02-28
STAR MULTI CARE SERVICES INC
filed 2003-04-23
CIK 874038

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED February 28, 2003

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 18, 2003:

               Class                                Number of Shares
   ------------------------------                   ----------------
   Common Stock, $0.001 par value                      4,836,865

================================================================================

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page
PART I: FINANCIAL INFORMATION

Item 1

   Consolidated Balance Sheets as of February 28, 2003 and May 31, 2002.......3

   Consolidated Statements of Operations for the three months and nine months ended February 28, 2003 and February 28, 2002..................4

   Consolidated Statements of Cash Flows for the nine months ended
   February 28, 2003 and February 28, 2002....................................5

   Notes to Consolidated Financial Statements................................6-8


Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................................8-10

Item 4

   Controls and Procedures...................................................10

PART II: OTHER INFORMATION

Item 5.

   Other Information.........................................................11

Item 6

   Exhibits and Reports on Form 8-K..........................................12

   Signatures................................................................12

   Index of Exhibits.........................................................15

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   February 28,       May 31,
                                                                       2003            2002
                                                                   ------------    ------------
ASSETS:                                                              Unaudited        Audited

CURRENT ASSETS:
  Cash and cash equivalents                                        $    211,116    $     74,235
  Accounts receivable, net of allowance for doubtful accounts
    of $2,425,000 at February 28, 2003 and May 31, 2002               1,856,647       1,613,540
  Prepaid expenses and other current assets                             119,578          83,206
  Deferred income taxes                                                 206,000         206,000
                                                                   ------------    ------------
      Total current assets                                            2,393,341       1,976,981

PROPERTY AND EQUIPMENT, net                                             352,572         572,859
GOODWILL                                                              1,307,444       1,307,444
OTHER INTANGIBLE ASSETS, net                                            333,210         351,859
DEFERRED INCOME TAXES                                                   404,000       1,404,000
OTHER ASSETS                                                             19,449          50,647
                                                                   ------------    ------------

                                                                   $  4,810,016    $  5,663,790
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accrued payroll and related expenses                             $    444,986    $    637,908
  Accounts payable                                                      224,249         586,629
  Accrued expenses                                                      678,823         758,368
  Due Medicare                                                          119,843         350,000
  Note payable - related party                                          250,000            --
  Due officer                                                           320,000         125,000
                                                                   ------------    ------------
     Total current liabilities                                        2,037,901       2,457,905
                                                                   ------------    ------------

LONG-TERM LIABILITIES:
  Revolving credit line                                               1,618,290         990,254
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
  Convertible preferred stock-aggregate liquidation value
    $469,000 and $325,000; $1.00 par value, 5,000,000 shares
    authorized; 469 and 325 shares issued, respectively                     469             325
  Common stock, $.001 par value per share, 5,000,000 shares
    authorized; 1,059,232 and 1,024,021 shares issued,
    respectively                                                          1,059           1,024
  Additional paid-in capital                                         21,821,684      21,669,864
  Deficit                                                           (20,278,696)    (19,064,891)
  Treasury stock, 26,367 common shares, at cost                        (390,691)       (390,691)
                                                                   ------------    ------------
  Total shareholders' equity                                          1,153,825       2,215,631
                                                                   ------------    ------------

                                                                   $  4,810,016    $  5,663,790
                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                February 28,                    February 28,
                                                        ----------------------------    ----------------------------
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------
REVENUE, net                                            $  2,687,633    $  2,287,705    $  7,639,196    $ 12,641,769

OPERATING EXPENSES:
    Costs of revenue                                       1,715,305       1,403,566       4,721,424       8,341,438
    Selling, general and administrative                      831,177       1,382,770       2,704,536       5,225,653
    Depreciation and amortization                             77,475          71,036         232,429         422,619
    Provision for doubtful accounts                           49,844         135,296          77,518         229,523
                                                        ------------    ------------    ------------    ------------
                                                           2,673,801       2,992,668       7,735,907      14,219,233
                                                        ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                       13,832        (704,963)        (96,711)     (1,577,464)

OTHER INCOME (EXPENSE):
  Loss on sale of business                                      --              --              --           (12,986)
  Interest expense, net                                      (30,534)       (126,113)        (93,194)       (659,349)
                                                        ------------    ------------    ------------    ------------
                                                             (30,534)       (126,113)        (93,194)       (672,335)
                                                        ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (16,702)       (831,076)       (189,905)     (2,249,799)

PROVISION (BENEFIT) FOR INCOME TAXES                       1,000,000            --         1,000,000            --
                                                        ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                            (1,016,702)       (831,076)     (1,189,905)     (2,249,799)

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt, net of
   income taxes                                                 --              --              --         1,607,824
                                                        ------------    ------------    ------------    ------------
NET LOSS                                                $ (1,016,702)   $   (831,076)   $ (1,189,905)   $   (641,975)
                                                        ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE:
    Loss before extraordinary item                      $      (0.99)   $      (0.98)   $      (1.18)   $      (2.87)
    Extraordinary item                                          --              --                              2.03
                                                        ------------    ------------    ------------    ------------
    Net loss                                            $      (0.99)   $      (0.98)   $      (1.18)   $      (0.84)
                                                        ============    ============    ============    ============

DILUTED LOSS PER COMMON SHARE:
    Loss before extraordinary item                      $      (0.99)   $      (0.98)   $      (1.18)   $      (2.87)
    Extraordinary item                                          --              --                              2.03
                                                        ------------    ------------    ------------    ------------
    Net loss                                            $      (0.99)   $      (0.98)   $      (1.18)   $      (0.84)
                                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                                      1,032,865         858,954       1,025,669         790,291
                                                        ============    ============    ============    ============
Diluted                                                    1,032,865         858,954       1,025,669         790,291
                                                        ============    ============    ============    ============

          See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                        February 28,
                                                                ----------------------------
                                                                    2003            2002
                                                                ------------    ------------
Cash flow from operating activities:
     Net loss                                                   $ (1,189,905)   $   (641,975)
                                                                ------------    ------------
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Extraordinary gain on extinguishment of debt                  --        (1,607,824)
          Provision for doubtful accounts                             77,518         229,523
          Depreciation and amortization                              232,429         422,619
          Deferred income taxes                                    1,000,000            --
          Loss on sale of business                                      --            12,986
          Changes in operating assets and liabilities:
               (Increase) decrease in assets:
                    Accounts receivable                             (320,625)      2,754,670
                    Prepaid expenses and other current assets        (36,372)       (118,016)
                    Other assets                                      31,198          26,266
               Increase (decrease) in liabilities:
                    Accrued payroll and related expenses            (192,922)     (1,445,123)
                    Accounts payable and accrued expenses           (313,827)       (684,661)
                    Due Medicare                                    (230,157)       (500,000)
                                                                ------------    ------------
     Total adjustments                                               247,242        (909,560)
                                                                ------------    ------------
          Net cash used in operating activities                     (942,663)     (1,551,535)
                                                                ------------    ------------

Cash flow from investing activities:
     Purchase of property and equipment                                 --            (1,591)
     Proceeds from sale of assets / business, net                      6,508       3,458,000
     Deposit on contract for sale of business                           --           700,000
                                                                ------------    ------------
          Net cash provided by investing activities                    6,508       4,156,409
                                                                ------------    ------------

Cash flows from financing activities:
     Proceeds from (repayment of) revolving credit line, net         628,036      (3,175,046)
     Proceeds from notes payable                                     450,000         800,000
     Repayment of notes payable                                       (5,000)       (300,000)
     Exercise of stock options                                          --            62,646
                                                                ------------    ------------
          Net cash provided by (used in) financing activities      1,073,036      (2,612,400)
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                 136,881          (7,526)
Cash and cash equivalents at beginning of period                      74,235          10,511
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $    211,116    $      2,985
                                                                ============    ============

Supplemental disclosure:
     Income taxes paid                                          $      6,000    $       --
                                                                ============    ============
     Interest paid                                              $     89,000    $    659,349
                                                                ============    ============

         See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of February 28, 2003, results of its operations for the three month and nine month periods ended February 28, 2003 and February 28, 2002, and cash flows for the nine month periods ended February 28, 2003 and February 28, 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2002, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

The results of operations for the three month and nine month periods ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 1: NET LOSS PER COMMON SHARE

Net loss per common share and per common and common equivalent share is based upon weighted-average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

Net income available to common shareholders was computed as follows:

                                                     Three Months Ended             Nine Months Ended
                                                        February 28,                   February 28,
                                                    2003           2002            2003           2002
                                                    ----           ----            ----           ----
Net loss                                        $(1,016,702)   $  (831,076)    $(1,189,905)   $  (641,975)
Dividends on preferred shares                        (8,005)        (6,400)        (23,900)       (21,500)
                                                -----------    -----------     -----------    -----------
Net loss available to common shareholders       $(1,024,707)   $  (837,476)    $(1,213,805)   $  (663,475)
                                                ===========    ===========     ===========    ===========

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

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

In June 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

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

The effect of adoption of SFAS No. 142 on the 2001 consolidated results of operations was as follows:

                                                     Three Months          Nine Months
                                                         Ended                Ended
                                                   February 28, 2002    February 28, 2002
                                                   -----------------    -----------------
     Reported loss before extraordinary item         $   (831,076)         $ (2,249,799)
     Add back:  amortization of goodwill                   11,050               136,330
                                                     ------------          ------------

     Loss before extraordinary item, as adjusted     $   (820,026)         $ (2,113,469)
                                                     ============          ============

     Basic earnings per share:
         Reported loss before extraordinary item       $ (0.98)              $ (2.87)
         Amortization of goodwill                         0.01                  0.17
                                                       -------               -------
         Basic loss per share, as adjusted             $ (0.97)              $ (2.70)
                                                       =======               =======

     Diluted earnings per share:
         Reported loss before extraordinary item       $ (0.98)              $ (2.87)
         Amortization of goodwill                         0.01                  0.17
                                                       -------               -------
         Diluted loss per share, as adjusted           $ (0.97)              $ (2.70)
                                                       =======               =======

NOTE 4: CREDIT FACILITY

On August 31, 2001, the Company entered into a $2 million dollar credit facility with Heller Healthcare Finance, Inc. The facility provides for the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days, at the lender's prime rate (4-1/4% at February 28, 2003) plus 1%. The facility expires on August 31, 2004, and requires the Company to meet certain financial ratios and covenants. All assets of the Company collateralize the new credit facility.

On December 30, 2002, the Credit Facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic Credit Facility. This extension, which expires on December 31, 2003, decreases each month by $41,667.

NOTE 5: INCOME TAXES

In October 2002, Stephen Sternbach ("Sternbach"), CEO of the Company, and Matthew Solof ("Solof"), former director of the Company, purchased all of the remaining issued and outstanding Series B 7% convertible preferred stock from the Shaar Fund Ltd. The Series B preferred stock is convertible into the common stock of the Company.

In March 2003, Sternbach and Solof converted a portion of the Series B preferred stock into 3,800,000 shares of the Company's common stock. The conversion of the preferred shares by Sternbach and Solof resulted in them attaining more than a majority of the outstanding common stock in the Company, and will result in a change of control of the Company for Federal income tax purposes.

As a result of the change in control, the tax net operating loss carryforward of approximately $6,900,000, that the Company has available to offset future taxable income as of May 31, 2002, is subject to Internal Revenue Code Section 382, which will result in a significant limitation on the utilization of the net operating loss. As such, Management believes that the realization of any tax benefit from this available net operating loss is no longer likely to be realized, and the Company has recorded an increase of $1,000,000 in its valuation allowance for the quarter ended February 28, 2003 against its deferred tax assets because of the uncertainty that sufficient taxable income will be realized during the carryforward period to utilize the deferred tax asset.


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

RESULTS OF OPERATIONS

QUARTER ENDED FEBRUARY 28, 2003 COMPARED TO QUARTER ENDED FEBRUARY 28, 2002

Net revenue for the quarter ended February 28, 2003 increased $399,928 or 17.5% to $2,687,633 from $2,287,705 for the quarter ended February 28, 2002. This increase is primarily attributable to the aggressive marketing efforts of the Company in securing new contracts and, to a lesser extent, rate increases on certain of the Company's existing contracts.

Gross profit margin decreased to 36.2% for the quarter ended February 28, 2003, from 38.6% for the quarter ended February 28, 2002. The decrease in the gross profit margin is primarily attributable to the disproportionate growth in unskilled services delivered by the Company, which yields a lower gross profit than skilled services. Gross profit margin increased to $972,328 from $884,139 for the respective periods.

Selling, general and administrative expenses ("SG&A") for the quarter ended February 28, 2003 decreased $551,593 (39.9%) to $831,177, from $1,382,770 for the quarter ended February 28, 2002. The decrease in SG&A is primarily attributable to the Company's restructuring efforts, following the sale of the New Jersey and New York operations. As a percentage of revenue, SG&A decreased from 60.4% to 30.9% for the quarters ended February 28, 2002 and 2003, respectively.

Income from operations increased $718,795 to $13,832 for the quarter ended February 28, 2003, from a loss of $(704,963) for the quarter ended February 28, 2002. This positive change is the result of the aforementioned increases in revenue and gross margin, and decrease in selling, general and administrative expenses.

Interest expense decreased to $30,534 for the quarter ended February 28, 2003, from $126,113 for the quarter ended February 28, 2002. This decrease is the result of a decrease in the borrowing rate and, to a lesser extent, lower outstanding borrowings.

Provision for income taxes was $1,000,000 for the quarter ended February 28, 2003, as compared to $0 for the quarter ended February 28, 2002. The provision represents a reversal of a portion of the deferred tax asset, and was triggered by the change in control, as discussed in Note 5 to the financial statements.

NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2002

Net revenue for the nine months ended February 28, 2003 decreased $5,002,573 or 39.6% to $7,639,196 from $12,641,769 for the nine months ended February 28, 2002. This decrease is primarily attributable to the sale of the New York and New Jersey operations of the Company.

Gross profit margin increased to 38.2% for the nine months ended February 28, 2003, from 34.0% for the nine months ended February 28, 2002. The increase in the gross profit margin is attributable to the elimination of certain lower profit margin contracts resulting from the sale of the New York and New Jersey operations of the Company, offset, in part, by the disproportionate growth during the third quarter of fiscal 2003 in lower margin, unskilled services.

SG&A for the nine months ended February 28, 2003 decreased $2,521,117 (48.2%) to $2,704,536, from $5,225,653 for the nine months ended February 28, 2002. The decrease in SG&A is primarily attributable to the sale of the New Jersey and New York operations, and subsequent restructuring efforts.

Loss from operations for the nine months ended February 28, 2003 decreased $1,480,753 to $(96,711), from $(1,577,464) for the nine months ended February 28, 2002. The decrease is primarily attributable to the aforementioned decreases in volume (net revenue), and restructuring efforts, which resulted in a more substantial decline in SG&A expenses.

Interest expense decreased to $93,194 for the nine months ended February 28, 2003, from $659,349 for the nine months ended February 28, 2002. This decrease is the result of lower outstanding borrowings commensurate with the decrease in net revenue and, to a lesser extent, a decrease in the borrowing rate.

Provision for income taxes was $1,000,000 for the nine months ended February 28, 2003, as compared to $0 for the nine months ended February 28, 2002. The provision represents a reversal of a portion of the deferred tax asset, and was triggered by the change in control, as discussed in Note 5 to the financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for these services over an extended period of time (60 to 120 days or longer), particularly when the payor is an insurance company or medical institution. Accounts receivable represents a substantial portion of current and total assets at February 28, 2003 and May 31, 2002.

On August 31, 2001, the Company entered into a $2 million dollar credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. The facility expires on August 31, 2004. On December 30, 2002, the Credit Facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic Credit Facility. This extension, which expires on December 31, 2003, decreases each month by $14,667.

During the second and third quarters of the current fiscal year, growth in patient services substantially increased the Company's borrowing base under its Credit Facility. In addition, the Company borrowed an additional $325,000 from an officer and a shareholder, to pay its past due obligations, and secure adequate cash flow until it is able to collect its accounts receivable generated by the increase in patient service revenue.

On July 11, 2001, the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims, both parties mutually agreed upon a settlement amount of $1,000,000 payable by the Company, in installments (as amended), with the first payment of $250,000 made on November 8, 2001.

As of February 28, 2003, cash and cash equivalents were $211,116, as compared to $74,235 at May 31, 2002. The Company strives to maintain minimal cash balances, in its continued efforts to keep its outstanding borrowings under its credit facility to a minimum; however, a cash reserve was established to meet the Company's obligation under the aforementioned Settlement Agreement. The final payment of $119,843 was made on March 28, 2003, in advance of its due date of April 5, 2003.

Other than the matters described above, the Company does not anticipate any extraordinary material commitments for capital expenditures for the Company's current fiscal year. The Company also believes it has sufficient financing sources, and will have sufficient working capital to meet its obligations for the next twelve months.

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

                           PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

In the fiscal year ended May 31, 2002, we were undertaking a major restructuring to downsize our overhead at the same time arranging for the sale of our New York and New Jersey operations. The principal element of the overhead restructuring that was going to happen, was a decision to consolidate and move the Company's Resource Center (our back office operation), from our existing remote location in Miramar, Florida to our corporate office in Huntington Station, New York. This included the billing department of the Company. The Company anticipated reductions in personnel and loss of continuity. In addition, we were reaching timely filing / re-filing limits with some payors, some of which we would no longer be doing continuing business with after the sale of the New York and New Jersey operations. These factors necessitated a reevaluation of the Company's allowance for doubtful accounts on its related receivables. Accordingly, a provision of $4.7 million was made in the fourth quarter of fiscal 2001.

Gross accounts receivable at May 31, 2001 was approximately $14.7 million, prior to the fourth quarter adjustment, as compared to approximately $1.8 million at May 31, 2002. The additional provision of $4.7 million represented approximately 36% of the change in gross accounts receivable for these respective periods; the balance of the reduction resulting primarily from collections during the period. [See table below]

                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------
                                                                      Additions
                                                             ------------------------
                                                Balance      Charged to    Charged to                        Balance
                                             Beginning of     Costs and      Other                           End of
           Description                          Period        Expenses      Accounts        Deduction        Period
---------------------------------------------------------------------------------------------------------------------
Year ended May 31, 2002:
Allowance deducted from asset account
Allowance for uncollectible accounts         $ 5,402,000        (19,229)        -- (a)     (5,182,771)     $  200,000

Year ended May 31, 2001:
Allowance deducted from asset account
Allowance for uncollectible accounts         $ 1,378,000      5,531,259         -- (a)     (1,507,259)     $5,402,000

Year ended May 31, 2000:
Allowance deducted from asset account
Allowance for uncollectible accounts         $ 2,640,000        545,315         -- (a)     (1,807,315)     $1,378,000

(a) Represents actual write-offs

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits:


     99.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     99.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b. Reports on Form 8-K.

     A Current Report on Form 8-K dated January 25, 2003 reporting Item 1. Changes in Control of Registrant was filed during the quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         STAR MULTI CARE SERVICES, INC.


April 21, 2003           By: /s/ Stephen Sternbach
--------------               -------------------------------------
     Date                    Chairman of the Board, President
                             and Chief Executive Officer


April 21, 2003           By: /s/ David M. Schoenberg
--------------               -------------------------------------
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

In connection with the Quarterly Report of Star Multi Care Services, Inc. (the "Company") on Form 10-Q for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Sternbach, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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


                                       By: /s/ Stephen Sternbach
                                           -------------------------------
                                           Stephen Sternbach
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of Star Multi Care Services, Inc. (the "Company") on Form 10-Q for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Schoenberg, Director of Finance, Secretary and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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


                                       By: /s/ David Schoenberg
                                           -------------------------------
                                           David Schoenberg
                                           Director of Finance,
                                           Secretary and Chief Financial Officer

                                INDEX OF EXHIBITS

     99.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.