Form 10-K
period 2003-05-31
STAR MULTI CARE SERVICES INC
filed 2003-09-15
CIK 874038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2003

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


                         Commission File Number 1-10751



                         STAR MULTI CARE SERVICES, INC.
--------------------------------------------------------------------------------
                       (Name of Registrant in its charter)



          New York                                            11-1975534
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


               33 Walt Whitman Road, Huntington Station, NY 11746
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


Issuer's telephone number, including area code:      (631) 423-6689
                                                   ------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

         Title of Each Class           Name of each exchange on which registered

Common Stock, par value $.001 per share           NASD OTC Bulletin Board
---------------------------------------           -----------------------


Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 12, 2003 the aggregate market value of the Common Stock of Star Multi Care Services, Inc. held by non-affiliates equaled 791,792 shares with a market value of $63,634 (based upon the closing price of the Common Stock on such date on the NASD OTC Bulletin Board).

As of September 12, 2003, the Registrant had 16,208,676 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================

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

In conjunction with the Premier Asset Purchase Agreement, the New York and New Jersey locations / operations of the Company were fully transferred to Premier. At fiscal year end, the Company maintained 5 licensed offices within the three remaining states it operates in, which include Pennsylvania (3 offices), Ohio (1 office), and Florida (1 office). In the Ohio and Pennsylvania locations, the Company also maintains as a provision of State licensing and contracting requirements Medicare Certified Home Health Agency operations in these states. Star maintains full functionality for service provision across the Company 7 days a week, 24 hours a day. As of the fiscal year end, the Company employs over 450 full-time and part-time employees and services over 1,000 clients annually. Additionally, the Company also has its corporate facilities and executive offices in Huntington Station, New York.

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


SALE OF EXISTING OPERATIONS

On July 3, 2001, the Company entered into Purchase Agreement with Premier Home Healthcare Services, Inc. ("Premier") to acquire selected assets of the Company's wholly owned subsidiary, Amserv Healthcare of New Jersey, Inc., operating the New Jersey operations of the Company and the New York operations of the Company, with an aggregate purchase price of $5.5 million, $4.0 million and $1.5 million for the New Jersey and New York operations, respectively. Sale of the New Jersey Assets was completed on August 31, 2001 subject to a post closing adjustment to the purchase price based upon certain revenue thresholds. Additionally, on August 31, 2001, the Company entered into a Management Agreement with Premier for management and operation of the Company's New York operations pending New York State regulatory approval and the Company's stockholder approval. Upon receipt of all necessary approvals, the sale of the Company's New York operations will be completed. The purchase price of the New York operations was also subject to adjustment based upon certain revenue thresholds. In the interim period between the effective date of the Management Agreement with Premier and the closing of the New York operations, the Company borrowed $800,000 from Premier which was secured by the assets that Premier was to purchase in the form of a non-recourse promissory note. Additionally, under the terms of the Purchase Agreement with Premier, Star had retained the account receivables of the New York and New Jersey operations, equal to approximately $4.5 million. Subsequent to the execution of the Purchase Agreement with Premier and the closing of the New Jersey Assets in August 2001, the Company determined that shareholder approval was not required for consummation of the sale of the New York operations of the Company. As the Company has received New York State regulatory approval for the sale of the New York operations and to facilitate the closing of the sale of the these assets without shareholder approval, the Company agreed to a consensual foreclosure of the New York operations by Premier, whereby all of the assets related to the Company's New York operations were transferred to Premier. Upon the completion of this consensual foreclosure, the New York operations were transferred to Premier, in the same manner had a closing actually occurred, with no additional liability incurred by the Company. This foreclosure was completed by the end of 2002.

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

CUSTOMER BASE

The Company maintains four types of customers, which form the base of its referral source. The customer base includes Federally and State funded public assistance programs (Medicaid), other third party payors (subcontracts), insurance companies and private pay customers.

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

During the fiscal years ended May 31, 2003, 2002, and 2001, 65%, 70% and 63%, respectively, of the Company's revenue was attributable to Medicaid programs.

The Company's next largest customer base is derived from other third party payors which consist of subcontracting relationships for provision of personnel with community and facility based organizations that are reimbursed directly by Medicaid or other governmental services, and insurance companies. This source has accounted for 33%, 28% and 40% of revenue for fiscal years 2003, 2002, and 2001, respectively.

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

MARKETING AND SALES

The Company maintained marketing and sales activities in each of the five states it operated in and concentrated its efforts through the use of regional marketing/sales teams comprised of field service office administration and sales representatives. The office Administration educated the sales staff regarding new identified targets, regulatory changes and new service programs. The Company believes in the use of office specific Operational Plans for the management and marketing of regional sales. Post Premier acquisition marketing activities are conducted by the Office Administrator of each facility. The offices utilize a formal Operational Plan. The individual Office Operational Plan format provides for the comprehensive approach to office growth, marketing, and recruitment, as well as the clinical and fiscal operation of each office. The plan objective is to maximize internal growth and assure clinical / fiscal integrity. The plan serves as the framework for development of a continual process for Quality and Performance Improvement in all areas of responsibility including marketing. The marketing component of the plan identifies all potential referral sources and establishes a systematic referral source contact strategy across the marketing and office staff. The plan is continually reassessed by management and refined to ensure success, and serves as an evaluation tool to identify strengths as well as areas needing organizational support.

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

As of the close of fiscal year 2003, the Company continues to maintain all applicable licenses and certifications in the states of Pennsylvania, Ohio, and Florida. As a provider of services under some state Medicaid programs, the Company is required by the Federal Health Care Financing Administration and / or state Health Departments to prepare cost reports reflecting annual expenditures and development of capital expenditure plans. The regulatory agencies of the states in which the Company operates require compliance with certain regulations and standards with respect to health care personnel records, client records, nursing and administrative supervision, incident and complaint monitoring and follow-up, and the establishment of professional advisory boards. Additionally, both Federal and State Anti-kickback regulations exist which are complied with.

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


EMPLOYEES

At the end of fiscal 2003, the Company employed 53 permanent and part time office and administrative employees. The Company also has a roster of temporary professional and paraprofessional employees (including registered nurses, licensed practical nurses, home health aides, personal care aides and nurses' aides). The Company treats all such persons as employees. The Company currently has no union contracts with any of its employees and believes that its relationship with its employees and independent contractors is good. The Company pays its temporary employees at wages that it believes are competitive within industry standards.


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


ITEM 2.  DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

The Company leased at the end of fiscal 2003, a total of 6 facilities in four states. The Company believes that its existing leases will be negotiated as appropriate as they expire, or that alternative properties can be leased on acceptable terms. The Company relocated its Resource Center from Florida to its Corporate headquarters in New York in an effort to reduce operational costs. The Company also believes that its present facilities are well maintained and are suitable for it to maintain existing operations.

The following table describes the location and current use of each of the Company's leased facilities as of May 31, 2003:

LOCATION                             DESCRIPTION
--------                             -----------
New York Facilities                  Corporate Executive Offices,
Huntington Station                   Finance and Administration

Florida Facilities
Pembroke Pines                       Nursing and Paraprofessional Services

Ohio Facilities
Mansfield                            Nursing and Paraprofessional Services

Pennsylvania Facilities
Allentown, Lancaster, Pittsburgh     Nursing and Paraprofessional Services



ITEM 3.  LEGAL PROCEEDINGS

On July 16, 1998, the Company was advised that an audit of Star Multi Care Services of Florida, Inc. (d/b/a American Health Care Services) ("American"), the Company's Florida Medicare agency, was commenced by the Office of Audit Services, Office of Inspector General of the United States Department of Health and Human Services. This audit was conducted in conjunction with the United States Attorney's Office for the Southern District of Florida and involved a review of claims for home health services submitted by American Health Care Services during 1995 and 1996. On July 11, 2001 the Company entered into a Settlement Agreement with United States Department of Justice and the Office of Inspector General of the Department of Health and Human Services. In order to avoid the delay, uncertainty, inconvenience, and the expense of protracted litigation of the claims, both parties mutually agreed upon a settlement amount of $1.0 million payable by Star no later than November 8, 2001. The agreement was subsequently amended to permit an extension of payment and, in April 2003, the obligation was satisfied in full.

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

This obligation was satisfied in full in May 2003.


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



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to November 11, 1999, the Company's Common Stock was quoted on the Nasdaq National Market System, under the symbol "SMCS", and from November 11, 1999 through July 10, 2002, has been traded on the Nasdaq SmallCap market, under the symbol "SMCS", and thereafter has been traded on the NASD OTC Bulletin Board under the symbol "SMCS". Until June 7, 1996, the Company's Common Stock was also listed on the Pacific Stock Exchange.

The following table sets forth the high and low sales prices per share for the Common Stock during the periods indicated on the Nasdaq National Market System or the Nasdaq SmallCap Market.

      PERIOD                          HIGH                    LOW
      ------                         ------                 ------
Year ended May 31, 2001              $ 6.75                 $ 4.12
First Quarter                          4.31                   1.88
Second Quarter                         2.34                   1.62
Third Quarter                          1.80                   1.39
Fourth Quarter

Year ended May 31, 2002
First Quarter                        $ 2.42                 $ 1.80
Second Quarter                         1.70                   0.56
Third Quarter                          0.71                   0.39
Fourth Quarter                         0.85                   0.41

Year ended May 31, 2003
First Quarter                        $ 0.20                 $ 0.69
Second Quarter                         0.14                   0.03
Third Quarter                          0.13                   0.05
Fourth Quarter                         0.13                   0.05

As of September 12, 2003, the Company had 16,208,676 shares of Common Stock outstanding and 734 shareholders of record.

The Company did not pay cash dividends on its Common Stock during any of the past three fiscal years. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. In addition, the Company's agreement with its lender prohibits the payment of cash dividends without the lender's prior consent.

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


ITEM 6.  SELECTED FINANCIAL DATA

The statement of operations for the years ended May 31, 2003, 2002, 2001, 2000, and 1999 and balance sheet data as of May 31, 2003, 2002, 2001, 2000, and 1999 as set forth below have been derived from the audited financial statements of the Company and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Description of Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEAR ENDED MAY 31
                                                   ------------------------------------------------------------
                                                     2003         2002         2001         2000         1999
                                                   --------     --------     --------     --------     --------
                                                         (IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (4)

Net Revenue                                        $ 10,475     $ 15,077     $ 38,679     $ 39,206     $ 47,108

Income (Loss) from Operations                          (118)      (1,732)      (7,985)         103       (1,316)

Other Income (Expense)                                 (134)        (364)        (773)        (731)        (652)

Loss from Continuing Operations                      (1,328)      (2,638)      (8,759)        (628)      (1,322)

Extraordinary Item, net                                  --           --           --           --           --

Loss from Discontinued Operations (4)                    --           --       (1,000)         (36)        (145)

Loss on Disposal of Discontinued Operations (6)          --           --           --           --          (88)

Net Loss                                             (1,328)      (1,085)      (9,759)         (664)      (1,556)


Income (Loss) Per Share (3)

Loss from Continuing Operations                    $   (.37)    $  (3.21)    $ (14.21)    $  (1.17)    $  (2.28)

Loss from Discontinued Operation                   $     --     $     --     $  (1.62)    $  (0.06)    $  (0.24)

Loss on Disposal of Discontinued Operations              --           --           --     $     --        (0.15)

Extraordinary Item                                 $     --     $   1.85     $      0     $      0     $      0

Net Loss                                           $   (.37)    $  (1.36)    $     --     $  (1.23)    $  (2.67)

Shares Used in Computing Per Share Amounts            3,767          842          619          579          582



BALANCE SHEET DATA:

Cash and Cash Equivalents                          $    190     $     74     $     10     $    321     $  1,734

Working Capital                                       1,327        1,471       (6,023)       3,696        6,068

Total Assets                                          4,758        5,729       15,457       24,430       28,171

Total Long-Term Obligations                               0            0          312        5,784        7,601

Redeemable Preferred Stock                               --           --           --           --           --

Shareholders' Equity                                    965        2,216        2,880       12,658       13,388

Current Ratio                                          0.65         0.58         0.51         1.62         1.85

Cash Dividend Declared Per Common Share            $     --     $     --     $     --     $     --     $     --

______________________

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

Revenue Recognition

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

Goodwill and Intangible Assets

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was being amortized on a straight-line basis over the expected future periods to be benefited, ranging from five to forty years. Effective June 1, 2002, we adopted SFAS No. 142, which eliminates amortization of goodwill and intangible assets deemed to have indefinite lives, and requires these assets to be subject to annual impairments tests. Intangible assets consist of customer contracts acquired in connection with our business acquisitions.

We completed the annual impairment test required by SFAS No. 142 during the first quarter of fiscal 2003 by comparing the fair value of our reporting units with their carrying values. We also reassessed the useful lives of other intangibles that are amortized. As of June 1, 2002 we concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge was recognized in fiscal 2003 and no changes were made to the useful lives of our intangibles. Considerable management judgment is necessary to estimate the fair value of our reporting units, which may be impacted by future actions taken by us and our competitors and the economic environment in which we operate. These estimates affect the balance of Goodwill and Intangible Assets on our Consolidated Balance Sheets and Operating Expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with SFAS No. 123. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.

RESULTS OF OPERATIONS

Year Ended May 31, 2003 Compared to Year Ended May 31, 2002

Net revenue for the year ended May 31, 2003 decreased $4,602,350 or 31% to $10,474,784, compared to $15,077,134 for the year ended May 31, 2002. This decrease was primarily attributable to the sale and closing of the Company's New York and New Jersey facilities in August 2001, offset in part by the growth in remaining office revenue for the comparable nine month periods following these closings. Revenue for the nine months ended May 31, 2003 was $8,085,431, as compared to revenue of $7,092,934 for the nine months ended May 31, 2002.

Gross profit margin percentages for the years ended May 31, 2003 and 2002 were comparable at 35.6% and 35.4%, respectively. Increasing costs, primarily workers' compensation, are placing greater pressure on gross margins; however, the Company anticipates that it will be able to maintain comparable margins prospectively through delivery of high quality service and reasonable increases in its contract rates.

Selling, General and Administrative expenses ("SG&A"), decreased to $3,398,230 in 2003, from $6,299,390 in 2002. As a percentage of net revenue, SG&A decreased to 32.4% in 2003, as compared with 41.8% in 2002. The aforementioned decrease in revenue base has placed additional pressure on controlling overhead expenses; however, the Company diligently seeks and pursues every available opportunity to continue to reduce overhead.

Interest expense for 2003 was $134,239, as compared to $676,848 for 2002. The decrease is primarily the result of a decrease in outstanding borrowings, commensurate with the aforementioned decrease in revenue and, to a lesser extent, a decrease in the interest rate on outstanding borrowings.

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

Selling, General and Administrative expenses as a percentage of net revenue was 41.8% in 2002, as compared with 26.2% in 2001. This percentage increase is principally attributable to the aforementioned significant decrease in net revenue. Although the Company continues to restructure its overhead in an effort to achieve profitable operations, certain restructuring efforts have lagged behind the corresponding decline in revenue.

Provision for doubtful accounts decreased from $5,531,259 in 2001 to a recovery of $(19,229) in 2002. The Company has historically experienced a 1.5% to 2% annual write off; however, following the decision to sell the New York and New Jersey operations and discontinue business with the related payors, coupled with the relocation of the Company's billing and collection function to New York, it was believed that a significant portion of the related accounts receivable would ultimately prove uncollectible. Accordingly, an additional provision of approximately $4.7 million was made against related accounts receivable of approximately $9.9 million. The principal reason for the Company's belief that these accounts receivable would prove uncollectible was that upon deciding to relocate the billing function, it was determined that the initial billing of these services, principally Medicaid, lacked proper documentation necessary for payment. Once this was discovered, the time period for which resubmissions could be made had lapsed. The accounts receivable for which the fourth quarter provision was made all arose during fiscal 2001. Management was unable to foresee the potential losses from these accounts receivable prior to the end of the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2003, cash and cash equivalents were $189,952, an increase of $115,717 from $74,235 as of May 31, 2002. The Company intends to keep its outstanding borrowings under its Credit Facility at a minimum and, therefore, keeps its available cash at a minimum; however, large lockbox receipts in the last few days of the year were unavailable for sweep by the Company's lender, and remained as cash balances.

On August 1, 2001, the Company entered into a $2 million, 3-year credit facility (the "Credit Facility") with G.E. Capital Healthcare Financial Services, Inc. (formerly Heller Healthcare Finance, Inc.) The Credit Facility provides for the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days, at a borrowing rate of prime Plus 1%. Excluded from the borrowing base were the accounts receivable from the New York and New Jersey operations that were retained by the Company as part of the Premier transaction. All of the assets of the Company collateralize the Credit Facility. The Company is required to maintain tangible net worth (as defined) in excess of $(800,000). At May 31, 2003, tangible net worth (as defined) was $(669,894).

At May 31, 2003, the outstanding loan balance was $1,907,298, as compared to $990,254 at May 31, 2002.

The Company has experienced significant losses over the past several years. Continued losses would ultimately exhaust the proceeds from the sale of the New York and New Jersey operations and from the Company's Credit Facility; however, significant sales and marketing efforts have finally resulted in a steady increase in weekly revenue from approximately $185,000 per week as of August 31, 2002 to approximately $240,000 per week at May 31, 2003. As the cash flow of the Company began to improve significantly, Stephen Sternbach, the Company's President and Chief Executive Officer, and Matthew Solof, a former Director, provided loans of an additional $350,000, to ensure the Company's continued positive cash flow. The Company has since repaid $36,000 of these loans.

Further improving the cash flow of the Company was the satisfaction of the Company's obligations under Medicare and New York State Medicaid settlements in March 2003 and May 2003, respectively. Payments under these obligations amounted to approximately $638,000 in 2003.

The Company believes that the recent turnaround in its profitability will enable it to utilize its remaining deferred tax assets.

The Company does not anticipate any extraordinary material commitments for capital expenditures during its current fiscal year.

The Company believes that can meet its cash requirements for the next twelve months through its operations and its existing credit sources.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of May 31, 2003.

===============================================================================
                             PAYMENTS DUE BY PERIOD
===============================================================================
                                     Less than     1-3        3-5     More than
Contractual Obligation      Total     1 Year      Years      Years     5 Years
----------------------   ---------- ---------- ---------- ---------- ----------
----------------------   ---------- ---------- ---------- ---------- ----------
Operating leases           $441,000   $197,000   $232,000    $12,000         --
----------------------   ---------- ---------- ---------- ---------- ----------
Other                       702,000    281,000    421,000         --         --
----------------------   ---------- --------------------- ---------- ----------
----------------------   ---------- ---------- ---------- ---------- ----------
Total                    $1,143,000   $478,000   $653,000    $12,000       $ --
======================   ========== ========== ========== ========== ==========

INFLATION AND SEASONALITY

The rate of inflation was insignificant during the year ended May 31, 2003. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its services.

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

THIRD-PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative payment methodologies for any of these payors could have an impact on revenue and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

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


ITEM 9A. CONTROLS AND PROCEDURES.

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of May 31, 2003 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended May 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

CHARLES BERDAN

Charles Berdan became a director of the Company in April 1994. Presently, Mr. Berdan is a sales executive with People Management located in South Plainfield, New Jersey. Prior thereto, he served as Regional Sales Manager for LearnFrame, an online training company. From April 1994 through June 1998, Mr. Berdan has served as a sales executive for Automatic Data Processing, Inc., a provider of information services. From January 1993 to September 1993, Mr. Berdan was a Vice President of the Senior Bulletin, a newspaper, which the Company purchased in September 1993. Mr. Berdan is a Class III director and will stand for re-election to the Board of Directors at the 2004 Annual Meeting of Shareholders.

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

MEETINGS OF THE BOARD OF DIRECTORS
----------------------------------
During the Company's last fiscal year, its Board of Directors held one (1) meeting and acted four (4) times through unanimous written consent.

As there are presently only two members of the Board of Directors, the Stock Option Committee, the Audit Committee, the Compliance and the Compensation of the Board of Directors were not elected by the Board of Directors this past fiscal year.

The Board of Directors has no standing nominating committee.

Each incumbent director attended at least 75% of the meetings of the Board of Directors and the committee on which he served which were held while he was serving as a director and/or committee member during the Company's last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------
No members of the Compensation Committee have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended May 31, 2003, its officers, directors and greater than ten-percent shareholders complied with all applicable Section 16 filing requirements.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and                   Annual                                         Restricted
Principal                  Compensation                                   Stock      Securities    LTIP           All Other
Position                   Year     Salary($)        Bonus($)   Awards    Underlying Options(#)    Payments($)    Compensation
--------                   ----     ---------        --------   ------    ---------------------    -----------    ------------
Stephen Sternbach          2003     $275,529         $0         --        --         0                            $0
Chief Executive Officer,   2002     $275,529         $0         --        --         100,000                      $32,660.40 (1)
President and              2001     $289,956         $0         --        --         0                            $0
Chairman of the Board

David Schoenberg           2003     $109,231
Chief Financial Officer    2002     $25,000
                           2001     $0

___________________

(1)  Represents forgiveness of note owed to Company.


Option/SAR Grants in Last Fiscal Year

                                                                            Potential Realized
                                                                            Value at Assumed
                                                                            Annual Rates of
                                                                            Stock Price
                                                                            Appreciation
                                                                            for Option Term
---------------------------------------------------------------------------------------------
(a)                (b)           (c)            (d)            (e)         (f)       (g)
                    Number of     % of Total
                    Securities    Options/SARs
                    Underlying    Granted to     Exercise
                    Options/SARs  Employees in   or Base        Expiration
Name                Granted (#)   Fiscal Year    Price ($/Sh)   Date        5%        10%
---------------------------------------------------------------------------------------------
David Schoenberg    50,000        100%           $.14           10/27/07    $8,933    $11,274


                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

The following table contains information concerning the number and value, at May 31, 2003, of the exercised and unexercised options held by Mr. Sternbach.

Name               Shares    Value     Number of Securities         Value of Unexercised
                   Acquired  Realized  Underlying Unexercised       In-the-Money Options Held
                   on        ($)       Options Held at Fiscal       at Fiscal Year-End (1)
                   Exercise            Year-End                     (Exercisable/Unexercisable)
                   (#)                 (Exercisable/Unexercisable)
-----------------  --------  --------  ---------------------------  ---------------------------
Stephen Sternbach  0         0         151,112/0                    $0

David
Schoenberg
                   0         0         0/50,000                      0
-----------------  --------  --------  ---------------------------  ---------------------------

(1) Fair market value of underlying securities (the closing price of the Company's Common Stock on the NASD OTC Bulletin Board) at fiscal year end (May 31, 2003), minus the then effective exercise price.


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

COMPENSATION COMMITTEE REPORT
-----------------------------

     Overview and Philosophy
     -----------------------
     The Company's executive compensation philosophy (which is intended to apply to all members of the Company's management, including its Chief Executive Officer) is to provide competitive levels of compensation, integrate managements' pay with achievement of the Company's performance goals, reward above average corporate performance, recognize individual initiative and achievement and assist the Company in attracting and retaining qualified management.

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

     It is the philosophy of the Company that compensation of executive officers should be closely aligned with the financial performance of the Company. Accordingly, benefits are provided through stock option incentives and bonuses which are generally consistent with the goal of coordinating the rewards to management with a maximization of shareholder return. In reviewing Company performance, consideration is given to the Company's earnings. Also taken into account are external economic factors that effect results of operations. An attempt is also made to maintain compensation within the range of that afforded like executive officers at companies whose size and business is comparable to that of the Company.

     CEO Compensation
     ----------------
     In the case of Stephen Sternbach, the Chief Executive Officer, the Board of Directors evaluates the Company's mid and long range strategic planning and its implementation as well as the considerations impacting the compensation of executive officers generally which are described above. Mr. Sternbach was awarded a bonus of $25,000 for the year ended May 31, 2000, that will be paid in fiscal 2000-2001.

     Benefits
     --------
     The Company endorses the position that equity ownership by management is beneficial in aligning managements' and shareholders' interest in the enhancement of shareholder value. Stock options were granted at exercise prices equal to the market value of the Company's Common Stock on the date of grant.

     The Company provides to executive officers medical benefits that generally are available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for fiscal 2000.

COMPENSATION OF DIRECTORS

     The Company's non-employee directors are paid a fee of $750 for each Board of Directors meeting that they attend. They are not paid any additional fee for serving on any committees of the Board of Directors.

PERFORMANCE GRAPH
-----------------

     Set forth below is a graph comparing the yearly change in the cumulative shareholder return of the Company's Common Stock with the National Association of Securities Dealers Automated Quotation Market Index and a peer group index of five competing companies for the same period. The comparison assumes $100 was invested at the close of business on May 31, 1998 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no cash dividends during the periods.


              COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                            ----------------------- FISCAL YEAR ENDING ---------------------
COMPANY/INDEX/MARKET        5/29/1998  5/28/1999  5/31/2000  5/31/2001  5/31/2002  5/30/2003
Star Multi Care Services       100.00      51.28      25.64       6.34       3.15        .23
Customer Selected Stock List   100.00      65.57      36.85      73.18     121.30     165.18
NASDAQ Market Index            100.00     137.77     196.90     125.59      96.44      95.78

The Custom Selected Peer Stock List is made up of the following securities:

ALLIED HEALTHCARE INTL
GENTIVA HEALTH SVCS
NATIONAL HOME HLTH CARE
NEW YORK HEALTH CARE INC



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is the ownership of the Company's Common Stock at September 12, 2003: (i) the only persons or groups who were owners of record or were known by the Company to beneficially own on September 12, 2003 more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" below; and (iv) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                        Amount and Nature
Name and Address                          of Beneficial          Percent
of Beneficial Owner                        Ownership*          of Class (1)
----------------------------------      -----------------      -----------
Stephen Sternbach
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road
Huntington Station, NY 11746               7,810,059 (2)            47.7%
----------------------------------      -----------------      -----------
Charles Berdan
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road                          18,502 (3)              .1%
Huntington Station, NY 11746
----------------------------------      -----------------      -----------
Matthew Solof
33 Fairbanks Boulevard                     7,772,418 (4)            47.9%
Woodbury, NY 11797
----------------------------------      -----------------      -----------
Gary L. Weinberger
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road                          20,002 (3)              .1%
Huntington Station, NY 11746
----------------------------------      -----------------      -----------
David Schoenberg
c/o Star Multi Care Services, Inc.
33 Walt Whitman Road
Huntington Station, NY 11746                  50,000 (5)              .3%
----------------------------------      -----------------      -----------
All directors and executive
officers of the Company as a group
(5 persons)                               15,670,981                95.4%

__________

* All share amounts in this table have been adjusted to take into account the stock dividends effectuated on May 30, 1995, January 12, 1996 and November 4, 1996, respectively, and the 1 for 3 reverse stock split effective on December 13, 1999 and on January 25, 2001.
(1) Shares subject to options are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock which would be owned by the optionee if the options were so exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.
(2) Includes 15,521 shares of the Company's Common Stock owned by the Stephen Sternbach Family Trust and by his spouse; Mr. Sternbach disclaims beneficial ownership with respect to these shares. Also includes 151,112 shares of the Company's Common Stock which Mr. Sternbach has a currently exercisable option to purchase pursuant to the Company's 1992 Stock Option Plan.
(3) Exclusively includes stock options granted the Company's common stock granted under the Company's 1997 Non-Employee Director Stock Option Plan.
(4) Includes options to purchase 30,002 shares of the Company's common stock granted under the Company's 1997 Non-Employee Director Stock Option Plan.
(5) Exclusively includes stock options granted pursuant to the Company's 1992 Stock Option Plan.

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

                                    (a)                       (b)                       (c)
Star Multi Care Services, Inc.      291,822                   $2.63                     54,599
1992 Stock Incentive Plan

1995 Star Multi Care
Services Employee Stock
Purchase Plan                       0                         0                         35,515

1997 Star Multi Care
Services Non-employee
Director                            70,614                    $3.50                     10,611


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 30, 2001, Stephen Sternbach, Chief Executive Officer of the Company, loaned the Company $100,000. Mr. Sternbach's loan was secured by the assets of the Company and his security interest was subordinated to the Company's primary lender. The term of the loan was for one year with annual interest at the rate of 14%. On May 17, 2002, this promissory note was amended whereby: (i) the principal amount loaned was increased to $125,000 and amended to permit future additional borrowings; (ii) the term was extended for an additional twelve months from May 17, 2002; and (iii) the interest rate was lowered to 8%. Additional loans to the Company have increased the loan balance to $315,000.

         On August 26, 2002, Matthew Solof, a shareholder of the Company loaned the Company $50,000. Mr. Solof's loan was secured by the assets of the Company and his security interest was subordinated to the Company's primary lender. The term of the loan was for one year with interest at the rate of 8% per annum. Additional loans to the Company have increased the loan balance to $250,000.

                         STAR MULTI CARE SERVICES, INC.
                         ------------------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated balance sheets as of May 31, 2003 and 2002                      F-3

Consolidated statements of operations for the three years ended
   May 31, 2003                                                              F-4

Consolidated statement of shareholders' equity
   for the three years ended May 31, 2003                                    F-5

Consolidated statements of cash flows for the three years ended
   May 31, 2003                                                              F-6

Notes to consolidated financial statements                            F-7 - F-21

                          Independent Auditors' Report
                          ----------------------------



Board of Directors and Shareholders
Star Multi Care Services, Inc.
Huntington, New York

We have audited the accompanying consolidated balance sheets of Star Multi Care Services, Inc. as of May 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Multi Care Services, Inc. as of May 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.






                                       HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
August 1, 2003

                         STAR MULTI CARE SERVICES, INC.
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                   May 31,
                                                                      --------------------------------
                                                                          2003                2002
                                                                      ------------        ------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents                                          $    189,952        $     74,235
   Accounts receivable, net of allowance for doubtful
accounts of $315,000 and $200,000 at May 31,
2003 and 2002, respectively                                              1,976,349           1,613,540
   Prepaid expenses and other current assets                               100,534             148,755
   Deferred income taxes                                                   199,235             206,000
                                                                      ------------        ------------
       Total current assets                                              2,466,070           2,042,530

PROPERTY AND EQUIPMENT, net                                                280,573             572,859
GOODWILL                                                                 1,307,444           1,307,444
OTHER INTANGIBLE ASSETS, net                                               327,735             351,859
DEFERRED INCOME TAXES                                                      356,000           1,404,000
OTHER ASSETS                                                                20,201              50,647
                                                                      ------------        ------------

                                                                      $  4,758,023        $  5,729,339
                                                                      ============        ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Revolving credit line                                              $  1,907,298        $    990,254
   Accrued payroll and related taxes                                       273,058             234,194
   Accounts payable                                                        299,097             586,629
   Accrued expenses                                                        748,285           1,227,631
Due Medicare                                                                  --               350,000
Due officer                                                                315,000             125,000
Due to shareholder                                                         250,000                --
                                                                      ------------        ------------
       Total current liabilities                                         3,792,738           3,513,708
                                                                      ------------        ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock, 5,000,000 shares authorized;
$1.00 par value, -0- and 325 shares issued, respectively                      --                   325
   Common stock, $.001 par value, 20,000,000 shares authorized;
16,208,676 and 1,024,021 shares issued, respectively                        16,209               1,024
   Additional paid-in capital                                           21,807,003          21,669,864
   Deficit                                                             (20,467,236)        (19,064,891)
   Treasury stock, 26,367 common shares at May 31, 2003
and 2002, respectively, at cost                                           (390,691)           (390,691)
                                                                      ------------        ------------
       Total shareholders' equity                                          965,285           2,215,631
                                                                      ------------        ------------

                                                                      $  4,758,023        $  5,729,339
                                                                      ============        ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                Years Ended May 31,
                                                  ------------------------------------------------
                                                      2003              2002              2001
                                                  ------------      ------------      ------------
REVENUE, net                                      $ 10,474,782      $ 15,077,134      $ 38,679,374
                                                  ------------      ------------      ------------

OPERATING EXPENSES:
Cost of revenue                                      6,748,346         9,740,216        25,794,229
Selling, general and administrative                  3,398,228         6,299,390        10,127,989
Depreciation and amortization                          309,904           788,412         1,006,635
Provision for (recovery of) doubtful accounts          136,250           (19,229)        5,531,259
Impairment of assets to be disposed                       --                --           4,205,000
                                                  ------------      ------------      ------------
                                                    10,592,728        16,808,789        46,665,112
                                                  ------------      ------------      ------------

OPERATING LOSS                                        (117,946)       (1,731,655)       (7,985,738)
                                                  ------------      ------------      ------------

OTHER INCOME (EXPENSES):
Gain on the sale of business                              --             312,671              --
Interest expense, net                                 (134,239)         (676,848)         (773,432)
                                                  ------------      ------------      ------------
                                                      (134,239)         (364,177)         (773,432)
                                                  ------------      ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (252,185)       (2,095,832)       (8,759,170)

PROVISION FOR INCOME TAXES                           1,076,000           542,000              --
                                                  ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS AND
BEFORE EXTRAORDINARY ITEM                           (1,328,185)       (2,637,832)       (8,759,170)
                                                  ------------      ------------      ------------
DISCONTINUED OPERATIONS:
Loss from discontinued operations
tax benefit of $-0-, $-0-, and $-0-                       --                --          (1,000,000)

EXTRAORDINARY ITEM:
Gain on extinguishment of debt, net of income
tax of $1,040,000                                         --           1,553,324              --
                                                  ------------      ------------      ------------

NET LOSS                                          $ (1,328,185)     $ (1,084,508)     $ (9,759,170)
                                                  ============      ============      ============

LOSS PER COMMON SHARE:
Continuing operations                             $      (0.37)     $      (3.21)     $     (14.21)
Discontinued operations                                   --                --               (1.62)
Extraordinary item                                        --                1.85              --
                                                  ------------      ------------      ------------

Net loss                                          $      (0.37)     $      (1.36)     $     (15.83)
                                                  ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
Basic                                                3,766,911           841,902           619,005
                                                  ============      ============      ============

Diluted                                              3,766,911           841,902           619,005
                                                  ============      ============      ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                         ------------------------------
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                                                             Common Stock                Preferred Stock
                                                     ---------------------------   ----------------------------
                                                                        Par                             Par
                                                        Shares         Value          Shares           Value
                                                     ------------   ------------   ------------    ------------

Balance, June 1, 2000                                     613,222   $        613            575    $        575

Exercise of stock options                                   3,334              3           --              --
Conversion of preferred stock                              83,024             83           (120)           (120)
Dividends to preferred shareholders                         1,829              2           --              --
Comprehensive loss                                           --             --             --              --
Comprehensive loss                                           --             --             --              --
                                                     ------------   ------------   ------------    ------------


Balance, May 31, 2001                                     701,409            701            455             455

Shares issued under Employee Stock Purchase Plan           39,326             39           --              --
Conversion of preferred stock                             210,670            211           (130)           (130)
Dividends to preferred shareholders                        72,616             73           --              --
Other                                                        --             --             --              --
Net loss                                                     --             --             --              --
Comprehensive loss                                           --             --             --              --
                                                     ------------   ------------   ------------    ------------


Balance, May 31, 2002                                   1,024,021          1,024            325             325

Conversion of Series A to Series B preferred stock           --             --              152             152
Conversion of preferred stock                          15,184,655         15,185           (477)           (477)
Dividends to preferred shareholders                          --             --             --              --
Net loss                                                     --             --             --              --
Comprehensive loss                                           --             --             --              --
                                                     ------------   ------------   ------------    ------------


Balance, May 31, 2003                                  16,208,676   $     16,209           --      $       --
                                                     ============   ============    ============   ============

                                                                                                            Treasury Stock
                                                                                                     ---------------------------
                                                       Paid in       Subscription
                                                       Capital        Receivable       Deficit          Shares          Value
                                                     ------------    ------------    ------------    ------------   ------------

Balance, June 1, 2000                                $ 21,563,990    $   (397,782)   $ (8,118,059)         26,367   $   (390,691)

Exercise of stock options                                  13,747            --              --              --             --
Conversion of preferred stock                                  37            --              --              --             --
Dividends to preferred shareholders                         7,543            --           (40,499)           --             --
Comprehensive loss                                           --              --              --              --             --
Comprehensive loss                                           --              --        (9,759,170)           --             --
                                                     ------------    ------------    ------------    ------------   ------------


Balance, May 31, 2001                                  21,585,317        (397,782)    (17,917,728)         26,367       (390,691)

Shares issued under Employee Stock Purchase Plan           62,608            --              --              --             --
Conversion of preferred stock                                 (81)           --              --              --             --
Dividends to preferred shareholders                        22,020            --           (62,655)           --             --
Other                                                        --           397,782            --              --             --
Net loss                                                     --              --        (1,084,508)           --             --
Comprehensive loss                                           --              --              --              --             --
                                                     ------------    ------------    ------------    ------------   ------------


Balance, May 31, 2002                                  21,669,864            --       (19,064,891)         26,367       (390,691)

Conversion of Series A to Series B preferred stock        151,847            --              --              --             --
Conversion of preferred stock                             (14,708)           --              --              --             --
Dividends to preferred shareholders                          --              --           (74,160)           --             --
Net loss                                                     --              --        (1,328,185)           --             --
Comprehensive loss                                           --              --              --              --             --
                                                     ------------    ------------    ------------    ------------   ------------


Balance, May 31, 2003                                $ 21,807,003    $       --      $(20,467,236)         26,367   $   (390,691)
                                                     ============    ============    ============    ============   ============

                                                        Total
                                                     Shareholders'   Comprehensive
                                                        Equity           Loss
                                                     ------------    ------------

Balance, June 1, 2000                                $ 12,658,646    $       --

Exercise of stock options                                  13,750            --
Conversion of preferred stock                                --              --
Dividends to preferred shareholders                       (32,954)           --
Comprehensive loss                                           --              --
Comprehensive loss                                     (9,759,170)     (9,759,170)
                                                     ------------    ------------
                                                                    $ (9,759,170)
                                                                    ============
Balance, May 31, 2001                                   2,880,272

Shares issued under Employee Stock Purchase Plan           62,647    $       --
Conversion of preferred stock                                --              --
Dividends to preferred shareholders                       (40,562)           --
Other                                                     397,782            --
Net loss                                               (1,084,508)           --
Comprehensive loss                                           --        (1,084,508)
                                                     ------------    ------------
                                                                    $ (1,084,508)
                                                                    ============
Balance, May 31, 2002                                   2,215,631

Conversion of Series A to Series B preferred stock        151,999    $       --
Conversion of preferred stock                                --              --
Dividends to preferred shareholders                       (74,160)           --
Net loss                                               (1,328,185)           --
Comprehensive loss                                           --        (1,328,185)
                                                     ------------    ------------
                                                                    $ (1,328,185)
                                                                    ============
Balance, May 31, 2003                                $    965,285
                                                     ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                    Years Ended May 31,
                                                       --------------------------------------------
                                                           2003            2002            2001
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (1,328,185)   $ (1,084,508)   $ (9,759,170)
                                                       ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Provision for doubtful accounts                             136,250            --         5,531,259
Depreciation and amortization                               309,904         788,412       1,006,635
Deferred income taxes                                     1,054,765       1,435,000         (41,000)
Loss on disposal of assets                                    6,506            --              --
Extraordinary item - gain on extinguishment of debt            --        (2,593,324)           --
Gain on sale of business                                       --          (312,671)           --
Impairment of assets to be disposed                            --              --         4,205,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                        (499,059)      3,005,431      (1,875,710)
Prepaid expenses and other current assets                    48,221         130,157           4,677
Other assets                                                 30,446         167,256           2,325
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                      (650,175)     (2,416,868)        997,391
Due Medicare                                               (350,000)       (650,000)      1,000,000
Other liabilities                                              --          (311,828)       (623,393)
                                                       ------------    ------------    ------------
Total adjustments                                            86,858        (758,435)     10,207,184
                                                       ------------    ------------    ------------
Net cash (used in) provided by operating activities      (1,241,327)     (1,842,943)        448,014
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business, net                            --         5,001,274            --
Purchase of intangibles                                        --              --          (108,446)
Purchase of property and equipment                             --           (25,193)        (62,704)
                                                       ------------    ------------    ------------
Net cash provided by (used in) investing activities            --         4,976,081        (171,150)
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving credit line        917,044      (2,857,061)     (1,001,568)
(Repayment of) proceeds from note payable                      --          (300,000)        300,000
Proceeds from officer's loan                                190,000          25,000         100,000
Proceeds from issuance of stock under option plans             --            62,647          13,750
Proceeds from shareholder loans                             250,000            --              --
                                                       ------------    ------------    ------------
Net cash provided by (used in) financing activities       1,357,044      (3,069,414)       (587,818)
                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 115,717          63,724        (310,954)

CASH AND CASH EQUIVALENTS, beginning of year                 74,235          10,511         321,465
                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                 $    189,952    $     74,235    $     10,511
                                                       ============    ============    ============
SUPPLEMENTAL DISCLOSURE:
Income taxes paid                                      $       --      $     22,000    $     54,000
                                                       ============    ============    ============

Interest paid                                          $    143,000    $    719,000    $    774,000
                                                       ============    ============    ============

                 See notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED MAY 31, 2003

1.     Summary of Significant Accounting Policies:
       ------------------------------------------
       a.  Nature of operations
           --------------------

           The Company is principally engaged in providing temporary health care personnel, including registered nurses, licensed practical nurses, certified home health aides, nurses aides and respiratory therapists to hospitals, nursing homes, extended care facilities and in-home patients in Florida, Ohio, New Jersey, Pennsylvania, upstate New York and the New York City metropolitan area.

           On August 31, 2001, the Company sold to Premier Home Health Care Services, Inc. ("Premier") certain assets related to the home health care operation of the Company's New Jersey business, and certain assets related to its home health care operations in New York. (See Note 17.)

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

       b.  Principles of consolidation
           ---------------------------
           The consolidated financial statements include the accounts of Star Multi Care Services, Inc. and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated.

       c.  Revenue recognition and allowance for doubtful accounts
           -------------------------------------------------------
           Net patient service revenue is reported at estimated net realizable amounts from patients, third-party payors, and others for services rendered and includes estimated retroactive revenue adjustments due to future audits, reviews, and investigations. Retroactive adjustments are considered in the recognition of revenue on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as years are no longer subject to such audits, reviews and investigations. A provision for doubtful accounts is made for revenue estimated to be uncollectible and is adjusted based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for doubtful accounts.

           Under Medicaid, Medicare and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. Revenue from Medicaid programs account for approximately 65%, 70% and 63% of the Company's net patient revenue for the years ended May 31, 2003, 2002 and 2001, respectively. Laws and regulations governing the Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

       ------------------------------------------
       d.  Net income (loss) per common share
           ----------------------------------
           The basic calculation is determined by dividing net income (loss) attributable to common shares outstanding (the basic numerator) by the weighted average number of common shares outstanding (the basic denominator) during the period.

           The diluted calculation is determined by adjusting the basic numerator for any changes in income or loss that would result from the assumed exercise of potentially issued common shares. Additionally, the basic denominator is increased to include the additional number of common shares that would be outstanding if the potentially issued common shares had been issued, if dilutive. Potentially issued common shares, consisting of options, are not included in this calculation where the effect of the inclusion would be anti-dilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants. For the years ended May 31, 2003, 2002 and 2001, the effect of any common stock equivalents would have been anti-dilutive.

           Net loss available to common shareholders was computed as follows:

                                                        Years Ended May 31,
                                            -------------------------------------------
                                                2003            2002            2001
                                            -----------     -----------     -----------
           Net loss                         $(1,328,185)    $(1,084,508)    $(9,759,170)
           Dividends on preferred shares        (74,160)        (62,655)        (40,499)
                                            -----------     -----------     -----------
           Net loss available to common
             shareholders                   $(1,402,345)    $(1,147,163)    $(9,799,669)
                                            ===========     ===========     ===========

       e.  Property and equipment
           ----------------------
           Property and equipment is recorded at cost. The carrying amount of assets and related accumulated depreciation and amortization are removed from the accounts when such assets are disposed of, and the resulting gain or loss is included in operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the improvements.

       f.  Goodwill and intangible assets
           ------------------------------
           In June 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

           SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. The Company's previous business combinations were accounted for by using the purchase method and, as of June 2002, the net carrying amount of goodwill from prior purchase transactions was approximately $1,307,000.

       ------------------------------------------
       f.  Goodwill and intangible assets (cont'd)
           ------------------------------
           The initial test for impairment required it to assess whether there was an indication that goodwill was impaired as of the date of adoption of SFAS No. 142. To accomplish this, the Company identified its reporting units and determined the carrying value of each unit, including goodwill and other intangible assets. It then determined the fair value of each reporting unit and compared it with its carrying value. In performing this test in accordance with SFAS No. 142, the Company aggregated the components of the reporting units to the level where operating decisions are made. The Company completed its annual SFAS No. 142 impairment test during the first quarter of fiscal 2003. As of June 1, 2002 it concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge was recognized in fiscal 2003 and no changes were made to the useful lives of its intangible.

           The effect of adoption of SFAS No. 142 on the 2002 and 2001 consolidated results of operations were as follows:

                                                     Years Ended May 31,
                                               -------------------------------
                                                   2002               2001
                                               -------------     -------------
Reported loss before extraordinary item        $  (2,637,832)    $  (8,759,170)
Add back: amortization of goodwill                   141,834            38,266
                                               -------------     -------------
Loss before extraordinary item, as adjusted    $  (2,495,998)    $  (8,720,904)
                                               =============     =============
Basic earnings per share:
   Reported loss before extraordinary item     $       (2.96)    $      (14.09)
   Amortization of goodwill                             0.17              0.06
                                               -------------     -------------
   Basic loss per share, as adjusted           $       (2.79)    $      (14.03)
                                               =============     =============
Diluted earnings per share:
   Reported loss before extraordinary item     $       (2.96)    $      (14.09)
   Amortization of goodwill                             0.17              0.06
                                               -------------     -------------
   Diluted loss per share, as adjusted         $       (2.79)    $      (14.03)
                                               =============     =============

       g.  Cash equivalents
           ----------------
           The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased, to be cash equivalents.

       h.  Income taxes
           ------------
           Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Temporary differences and carryforwards giving rise to deferred taxes primarily relate to the allowance for doubtful accounts, depreciation, accrued expenses and net operating loss carryforwards.

       i.  Stock-based compensation
           ------------------------
           The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation").

       ------------------------------------------
       i.  Stock-based compensation  (cont'd)
           ------------------------
           In accordance with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended May 31, 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts:

                                                                 Years Ended May 31,
                                                  -------------------------------------------------
                                                       2003              2002              2001
                                                  -------------     -------------     -------------
           Net loss, as reported                  $  (1,328,185)    $  (1,084,508)    $  (9,759,170)
           Net loss, pro forma                       (1,328,185)       (1,127,508)       (9,936,997)
           Basic loss per share, as reported               (.37)            (1.36)           (15.83)
           Basic loss per share, pro forma                 (.37)            (1.41)           (16.12)
           Diluted loss per share, as reported             (.37)            (1.36)           (15.83)
           Diluted loss per share, pro forma               (.37)            (1.41)           (16.12)

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended May 31, 2002 and 2001. There were no options granted in fiscal 2003.

                                                      Years Ended May 31,
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
           Dividend yield                               0.00%      0.00%
           Volatility                                 131.00%    128.01%
           Risk-free interest rate                      5.25%      5.25%
           Expected life                              5 years    5 years

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

       j.  Use of estimates
           ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Such estimates primarily relate to accounts receivable valuation allowances, recoverability of goodwill, realization of deferred tax assets and related valuation allowances and regulatory adjustments. Actual results may differ from those estimates.

       ------------------------------------------
       k.  Impairment of long-lived assets
           -------------------------------
           In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

       l.  New accounting pronouncements
           -----------------------------
           In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charges are depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

           In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Certain provisions of this statement related to the classification of gains and losses from extinguishment of debt.

           In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and became effective for the Company on January 1, 2003.

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

           The adoption of SFAS Nos. 143, 145, 146 and 148 did not have a material effect on the financial statements of the Company.

           In April 2003, the FASB issued SFAS NO. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

       ------------------------------------------
       l.  New accounting pronouncements  (cont'd)
           -----------------------------
           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

           The Company is currently evaluating the impact of Statement Nos. 149 and 150. The Company does not believe that these pronouncements will have a material effect on the financial statements.

       m.  Advertising costs
           -----------------
           Advertising costs, which are expensed as incurred, approximated $0, $18,000 and $35,000 for the years ended May 31, 2003, 2002 and 2001, respectively.

       n.  Reclassifications
           -----------------
           Certain reclassifications have been made to the financial statements for the year ended May 31, 2002 to conform with the classifications used at May 31, 2003.


2.     Impairment of Assets to be Disposed of:
       --------------------------------------
           During and subsequent to fiscal 2001, the Company initiated and completed a plan to dispose of its New York and New Jersey offices by way of a sale of these operations (see Note 17.) In connection with this plan of disposal, the Company determined that the carrying value of goodwill associated with these operations exceeded their fair values. Accordingly, a loss of $4,205,000, which is included in operating expenses, and represents the excess of the carrying value of approximately $8,800,000 over the fair value of approximately $4,600,000, was charged to operations in fiscal 2001.


3.     Property and Equipment:
       ----------------------
       Property and equipment consists of the following:

                                                            May 31,
                                                    ------------------------
                                                       2003          2002
                                                    ----------    ----------
           Furniture and fixtures                   $  435,000    $  435,000
           Computer equipment                        1,784,000     1,788,000
           Leasehold improvements                      115,000       115,000
           Other                                       271,000       271,000
                                                    ----------    ----------
                                                     2,605,000     2,609,000
           Less accumulated depreciation             2,324,000     2,036,000
                                                    ----------    ----------
                                                    $  281,000    $  573,000
                                                    ==========    ==========

4.     Other Intangibles:
       -----------------
       Other intangible assets consists of the following:

                                                               May 31,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------
           Gross carrying amount:
              Customer contracts                        $393,000    $395,000
           Accumulated amortization                       65,000      43,000
                                                        --------    --------
           Balance, end of year                         $328,000    $352,000
                                                        ========    ========

           The aggregate amortization expense for each of the years ended May 31, 2003, 2002 and 2001 was approximately $21,900.

           Estimated amortization expense for the five years subsequent to May 31, 2003 is as follows:

                       Years Ending
                          May 31,
                          -------
                           2004                       $  26,400
                           2005                          26,400
                           2006                          26,400
                           2007                          26,400
                           2008                          26,400

           The remaining weighted-average amortization period as of May 31, 2003 is 11.75 years.

           Other intangible assets are being amortized using the straight-line method over a period of fifteen years.

5.     Accrued Expenses:

       Accrued expenses are as follows:

                                                             May 31,
                                                    ------------------------
                                                       2003          2002
                                                    ----------    ----------
           Worker's compensation                    $  419,000    $  469,000
           Medicaid settlement                            --         270,000
           Professional fees                            82,000       228,000
           Interest                                     14,000         7,000
           Other                                       233,000       254,000
                                                    ----------    ----------
                                                    $  748,000    $1,228,000
                                                    ==========    ==========

6.     Revolving Credit Line:
       ---------------------
           The Company has a $2,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility permits the Company to borrow up to 85% of eligible accounts receivable (as defined) that are aged less than 150 days at the lender's prime rate (4.25% at May 31, 2003) plus 1%. The Credit Facility, which expires on August 31, 2004, requires the Company to meet certain financial ratios and covenants. All the assets of the Company collateralize the Credit Facility.

       ---------------------
           On December 30, 2002, the Credit Facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic Credit Facility. This extension, which expires on December 31, 2003, decreases each month by $41,667. The additional advance amount is secured by certain real estate owned by the Company's President and CEO.

           On June 12, 2003, the Credit Facility was amended again to increase the amount of the revolving credit facility from $2,000,000 to $2,500,000, under substantially the same terms as the original Credit Facility.


7.     Due Officer:
       -----------
           The loans payable to the Company's President and CEO, are due on demand and bear interest at 8% per annum.


8.     Income Taxes:
       ------------
           The Company files a consolidated U.S. federal income tax return that includes all wholly owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on the applicable laws.

           The provision (benefit) for income taxes from continuing operations consists of the following:

                                                   Years Ended
                                                      May 31,
                                      ---------------------------------------
                                         2003          2002           2001
                                      ----------    ----------     ----------
           Current:
             Federal                  $     --      $     --       $   21,000
             State and local              21,235       147,000         20,000
                                      ----------    ----------     ----------
                                          21,235       147,000         41,000
                                      ----------    ----------     ----------
           Deferred:
             Federal                   1,054,765       395,000        (41,000)
             State and local                --            --             --
                                      ----------    ----------     ----------
                                       1,054,765       395,000        (41,000)
                                      ----------    ----------     ----------
                                      $1,076,000    $  542,000     $     --
                                      ==========    ==========     ==========

           At May 31, 2003 the Company had net operating loss carryforwards for tax purposes of approximately $9,040,000. The tax loss carryforwards expire at various dates through 2023.

           Included in the net operating loss carryforward is approximately $8,700,000 that was subject to Internal Revenue Code Section 382, which placed a limitation on the utilization of the federal net operating loss to approximately $60,000 per year, as a result of a greater than 50% ownership change of Star Multi Care Services, Inc. in fiscal 2003 (see Note 9).

       ------------
           The components of the net deferred tax assets are as follows:

                                                              May 31,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------
           Deferred tax assets:
             Allowance for doubtful accounts        $   123,000     $    78,000
             Accrued expenses                              --           117,000
             Tax credits                                315,000         223,000
             Net operating loss carryforward          3,074,000       2,885,000
             Other                                       43,000          12,000
                                                    -----------     -----------
                                                      3,555,000       3,315,000
           Valuation allowance                       (3,000,000)     (1,337,000)
                                                    -----------     -----------
                                                        555,000       1,978,000
                                                    -----------     -----------
           Deferred tax liabilities:
             Depreciation and amortization                 --           368,000
                                                    -----------     -----------
                                                           --           368,000
                                                    -----------     -----------
           Net deferred tax assets                  $   555,000     $ 1,610,000
                                                    ===========     ===========


           A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory federal income tax rate to income from continuing operations is as follows:

                                                                      Years Ended
                                                                         May 31,
                                                       -------------------------------------------
                                                           2003            2002            2001
                                                       -----------     -----------     -----------
           Computed federal income tax
             at statutory rates                        $   (86,000)    $  (713,000)    $(3,318,000)
           State taxes, net of federal benefit             (15,000)       (126,000)       (586,000)
           Items without tax benefit                          --         1,170,000       1,709,000
           Adjustments to prior years tax liability           --              --           546,000
           Valuation allowance                           1,000,000            --         1,377,000
           Other, net                                      177,000         164,000         272,000
                                                       -----------     -----------     -----------
                                                       $ 1,076,000     $   495,000     $      --
                                                       ===========     ===========     ===========

9.     Shareholders' Equity:
       --------------------
       Capitalization
       --------------
           The Company amended its Certificate of Incorporation to increase the authorized number of common stock shares from 5,000,000 to 20,000,000.

           The Company has authorized 5,000,000 shares of preferred stock, $1.00 par value, which the Board of Directors has authority to issue from time to time in series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

       --------------------
       Convertible Preferred Stock
       ---------------------------
           In April 1999, the Company completed a private placement by the sale of 575 Series A 8% Convertible Preferred Stock ("Series A Preferred") for $575,000. After sixty days from the closing date, the Series A Preferred may be converted to common stock equal to the lessor of: (i) 125% of the market price of common stock three trading days immediately preceding the closing date, or
(ii) the market price of the Company's Common stock discounted from 10% to 30%, such discount increasing with the passage of time. Holders of the Series A Preferred can convert the stated value of their shares, in whole or in part, into common stock at a maximum conversion price of $12.66 per share (45,432 shares), and have liquidation preference over common shareholders and Series B Preferred. The Series A Preferred pays an 8% annual dividend payable quarterly that may be converted to common stock at the option of the Company.

           In fiscal 2003, the Company amended its certificate of incorporation to provide for the creation of a Series B 7% Convertible Preferred Stock ("Series B Preferred"). The Board of Directors approved the authorization of 500 shares of the Series B Preferred with a par value of $1.00. The Series B Preferred pays a 7% annual dividend payable quarterly, and may be converted to common stock equal to the lessor of: (i) 125% of the market price of the common stock, or (ii) the price equal to 71% of the lowest Closing Bid Price of the common stock for the 28 day period prior to the conversion date. Holders of the Series B Preferred have a liquidation preference over common shareholders. On July 24, 2002, the holders of Series A Preferred exchanged all their shares, including accrued and unpaid dividends for 477 shares of Series B Preferred.

           In October 2002, Stephen Sternbach, CEO of the Company, and Matthew Solof, former director of the Company, purchased all of the remaining issued and outstanding Series B 7% convertible preferred stock from the Shaar Fund Ltd.

           In March 2003, Sternbach and Solof converted the remaining outstanding Series B preferred stock into 15,149,444 shares of the Company's common stock. The conversion of the preferred shares by Sternbach and Solof resulted in them attaining more than a majority of the outstanding common stock in the Company.

10.    Stock Option Plans:
       ------------------
       Incentive stock option plans
       ----------------------------
           The Company has two stock option plans (the "Plans") as adopted and as adjusted for stock dividends. Participants may be granted either Incentive Stock Options or Non-Qualified Stock Options to purchase shares of common stock. The purpose of the Plans is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plans to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between September 2003 and December 2008.

           The incentive stock options may be granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options are authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.

       ------------------
       Non-Employee Directors' Stock Option Plan
       -----------------------------------------
           The Company has adopted a non-qualified stock option plan for all non-employee Directors of the Company. The plan is designed to provide an incentive to Directors and attract and retain the services of experienced and knowledgeable non-employee Directors. The plan expires on March 25, 2007.

           A summary of the Company's various fixed stock option plans as of May 31, 2003, 2002 and 2001, and changes during the years then ended is presented below.

                                                                    Years Ended May 31,
                                               2003                        2002                        2001
                                        --------------------       ---------------------       ---------------------
                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
       Fixed Stock Options              Shares        Price        Shares         Price        Shares         Price
       -------------------              ------        -----        ------         -----        ------         -----
Outstanding, beginning of year          291,822      $ 2.63         291,459      $6.18         141,778       $11.40

Granted                                    --           --          130,000        0.44        167,500         1.98
Exercised                                  --           --             --           --          (3,334)        4.13
Canceled                                   --           --         (129,637)       8.43        (14,485)        9.11
                                        -------                     -------                    -------
Outstanding, end of year                291,822      $ 2.63         291,822      $ 2.63        291,459       $ 6.18
                                        =======                     =======                    =======
Options exercisable at year end         291,822      $ 2.63         291,822      $ 2.63        284,648       $ 6.19
                                        =======                     =======                    =======
Weighted average fair value of
   options granted during the year                   $  --                       $ 0.39                      $ 1.64
                                                     ======                      ======                      ======

           The following table summarizes information about stock options outstanding at May 31, 2003:

                                           Options Outstanding                               Options Exercisable
                                --------------------------------------------             ---------------------------
                                                  Weighted
                                                  Average           Weighted                                Weighted
      Range of                                   Remaining          Average                                 Average
      Exercise                    Number        Contractual         Exercise                Number          Exercise
      Price                     Outstanding         Life              Price              Outstanding          Price
      -----                     -----------         ----              -----              -----------          -----
    $.41 - $1.75                  220,000           3.23          $     1.09                220,000       $     1.09
   $3.75 - $4.13                   30,939           1.23          $     4.10                 30,939       $     4.10
       $6.60                       20,000           1.55          $     6.60                 20,000       $     6.60
  $11.14 - $13.61                  20,327           1.36          $    11.88                 20,327       $    11.88
       $46.13                         556           4.34          $    46.13                    556       $    46.13

           Shares reserved for future issuance at May 31, 2003 are comprised of the following:

           Incentive stock option plans                            268,988
           Non-employee Directors stock option plan                 22,834
           Employee stock purchase plan                             35,515
                                                                   -------
                                                                   327,337
                                                                   =======

       ------------------
       Non-Employee Directors' Stock Option Plan  (cont'd)
       -----------------------------------------
           In November 1995, the Company adopted an Employee Stock Purchase Plan whereby certain employees can purchase shares of common stock at the lesser of 85% of fair market value of the stock at the beginning or end of the calendar year. Since inception of this Plan, a total of 5,088 shares were issued.


11.    Related Party Transactions:
       --------------------------
       a.  Stock subscription receivable
           -----------------------------
           On April 20, 1995, the Company accepted a non-recourse promissory note from the former Chief Executive Officer of AMSERV, Eugene J. Mora, in the original principal amount of $198,440, bearing interest at a rate of 10% per annum and maturing in April 2001, and $1,100 in cash for the exercise of options for 4,999 shares of the Company's common stock. The promissory note is secured by 8,069 shares of the Company's common stock owned by Mr. Mora. On January 16, 1996, the promissory note was amended to become a recourse promissory note, secured by 4,999 shares of common stock owned by Mr. Mora, with interest at a rate of 5.73% per annum. Also on January 16, 1996, the Company accepted an additional recourse promissory note from Mr. Mora in the original principal amount of $199,342, bearing interest at a rate of 5.73% per annum and maturing in January 2002, and $1,105 in cash for the exercise of options for 5,022 shares of the Company's common stock.

           In fiscal 2002, the Company sold certain assets related to its New Jersey operations. The Company's New Jersey business arose primarily as a result of the Company's acquisition of AMSERV in 1995. As a result, the Company wrote-off the value of the non-compete in connection with the disposition of its New Jersey business, as they deemed if not have any value subsequent to the disposition of its New Jersey business. The write-off was included as part of the gain on sale of business.

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

       b.  Due to shareholder
           ------------------
           Due to shareholder, represents loans due on demand which bear interest at 8% per annum.

12.    Fair Value of Financial Instruments:
       -----------------------------------

           The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

           CURRENT ASSETS AND CURRENT LIABILITIES: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       -----------------------------------
           LONG-TERM DEBT: The fair value of the Company's long-term debt, including the current portions, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable rate debt at May 31, 2003 and 2002 approximates its fair value.

13.    Concentrations of Credit Risk and Major Customers:
       -------------------------------------------------
           Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and temporary cash investments.

           The Company provides temporary health care personnel to hospitals, nursing homes, extended care facilities and in-home patients. At May 31, 2003 and 2002, approximately 65% and 40%, respectively, of accounts receivable was due from Medicaid. Credit losses relating to customers historically have not been significant and within management's expectations.

           The Company places its temporary cash investments with high credit quality financial institutions.

14.    Business Risks:
       --------------
           The Company's primary business, offering home health care services, is heavily regulated at both the federal and state levels. While the Company is unable to predict what regulatory changes may occur or the impact of any particular change, the Company's operations and financial results could be negatively affected. Further, the Company operates in a highly competitive industry, which may limit the Company's ability to price its services at levels that they believe appropriate. These competitive factors may adversely affect the Company's financial results.


15.    Commitments:
       -----------
       a.  Employment agreement
           --------------------
           The Company has an employment agreement, as amended, with an officer which expires in December 2005. The aggregate commitment for future salary, excluding bonuses, under the agreement is $1,264,000. The agreement also provides for increases based on the consumer price index increases and certain bonuses based upon annual pretax income. The aggregate minimum commitment for future salaries under the agreement is as follows:

                 Years Ending
                    May 31,
                    -------
                     2004                               $     280,800
                     2005                                     280,800
                     2006                                     140,400
                                                        -------------
                                                        $     702,000
                                                        =============
       b.  Leases
           ------
           The Company conducts its operations from leased office space under various operating leases which expire at various dates through 2008.

       -----------
       b.  Leases  (cont'd)
           ------
           As of May 31, 2003 future net minimum rental payments under operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                 Years Ending
                    May 31,
                    -------

                     2004                               $     197,000
                     2005                                     140,000
                     2006                                      67,000
                     2007                                      25,000
                     2008                                      12,000
                                                        -------------
                                                        $     441,000
                                                        =============

           Rental expenses for operating leases for fiscal years ended 2003, 2002 and 2001 were approximately $195,000, $576,000, and $621,000, respectively.


16.    Contingencies:
       -------------
           The Company is a defendant in several actions which are routine and incidental to its business. In management's opinion, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.


17.    Gain on Sale of Business:
       ------------------------
           On July 3, 2001 the Company entered into an agreement with Premier Home Health Care Services, Inc. ("Premier") to sell selected assets and home health care operations of the Company's New Jersey ("NJ Assets") and New York ("NY Assets") operations for an aggregate sales price of $5.5 million, subject to a post closing adjustment based upon certain revenue thresholds. The allocation of the sales price was $4.0 million for the NJ Assets, and $1.5 million for the NY Assets, respectively.

           During fiscal 2002, the Company completed the sale of the NY and NJ Assets for an adjusted sales price of $5,250,000, and recognized a gain of approximately $313,000 on the sale, net of various transaction costs.


18.    Extraordinary Item:
       ------------------
           In February 1999, the Company adopted a plan to discontinue its Medicare business provided by one of its subsidiaries, Star Multi Care Services of Florida, Inc d/b/a American Health Care Services. The subsidiary ceased operations on July 1, 1999, and in connection with its Medicare business, the subsidiary was overpaid $2,593,324 by Medicare through its final date of operation and was included in due Medicare on the balance sheet.

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

19.    Discontinued Operations:
       -----------------------
           In February 1999, the Company adopted a plan to abandon its Medicare business being provided by one of its subsidiaries, American Health Care Services ("American") in the State of Florida. The Company ceased operations effective July 1, 1999. The Company liquidated its assets and discharged its liabilities through an assignment for the benefit of creditors proceeding. Accordingly, the operating results of American have been segregated from continuing operations and reported as a separate line item on the statement of operations.

           Operating results (exclusive of any corporate charges or interest expense and the aforementioned provisions) from discontinued operations for May 31, 2001 are as follows:

           Revenue, net                                     $(1,000,000)
                                                            -----------
           Costs and expenses:
             Costs of revenue                                      --
             Selling, general and administrative                   --
             Depreciation and amortization                         --
                                                            -----------
           Operating loss                                    (1,000,000)
           Other deductions                                        --
                                                            -----------
           Loss before income taxes                          (1,000,000)
           Income tax benefit                                      --
                                                            -----------
           Net loss                                         $(1,000,000)
                                                            ===========

20.    Supplementary Information - Statement of Cash Flows:
       ---------------------------------------------------
           During the years ended May 31, 2002 and 2001, the Company issued 72,616, and 1,829 shares of common stock in satisfaction of $22,093 and $7,545, respectively, of dividends to preferred shareholders.


21.    Selected Quarterly Financial Results (Unaudited):
       ------------------------------------------------

                                                                           Fiscal Quarter Ended
                                                      ------------------------------------------------------------
                                                      August 31,      November 30,     February 28,       May 31,
                                                         2002             2002             2003            2003
                                                      ---------        ---------        ---------       ----------
                                                                  (In thousands except per share data)
           Revenue, net                            $      2,389     $      2,562     $      2,688     $      2,836
           Operating income (loss)                         (106)              (4)              14              (22)
           Net loss                                        (135)             (38)          (1,017)            (138)

           Income (Loss) Per Share:
              Basic                                        (.14)            (.03)            (.99)            (.02)
              Diluted                                      (.14)            (.03)            (.99)            (.02)

           Weighted Average Shares Outstanding:
              Basic                                   1,011,815        1,032,865        1,032,865       12,020,374
                                                      =========        =========        =========       ==========
              Diluted                                 1,011,815        1,032,865        1,032,865       12,020,374
                                                      =========        =========        =========       ==========

           Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sums of the quarterly income (loss) per share do not necessarily equal the total for the year.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this Report:

             1. Financial Statement Schedules appear before the Index of Exhibits.

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

                   10.   (a)    *     Form of Indemnification Agreement between
                                      the Company and Stephen Sternbach.
                         (b)          Employment Agreement, dated as of December
                                      3, 1995 between the Company and Stephen
                                      Sternbach. (Incorporated by reference to
                                      Exhibit 10.(x) to the Company's Quarterly
                                      Report on Form 10-QSB for the quarterly
                                      period ended February 29, 1996.)
                         (c)    *     The Company's 1991 Incentive Stock Option
                                      Plan
                         (d)          The Company's 1992 Incentive Stock Option
                                      Plan (as amended and restated September
                                      13, 1993). (Incorporated by reference to
                                      Exhibit 10 (h) to the Company's Annual
                                      Report on Form 10-KSB for the fiscal year ended May 31, 1994.)
                         (e)          Amendment No. 1 to the Company's 1992
                                      Stock Option Plan. (Incorporated by
                                      reference to Exhibit 10. (z) to the
                                      Company's Quarterly Report on Form 10-QSB for the quarterly period ended February
                                      29, 1996.)
                         (f)          The Company's Employee Stock Purchase
                                      Plan, as amended on December 15, 1995.
                                      (Incorporated by reference to Exhibit 10.
                                      (y) to the Company's Quarterly Report on
                                      Form 10-QSB for the quarterly period ended
                                      February 26, 1996.)

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

                   21.                List of subsidiaries, previously filed.

                   23.   (a)          Consent of Holtz Rubenstein & Co., LLP.
                                      previously filed.
                         (b)          Consent of Muenz & Meritz, P.C. included
                                      in Exhibit 5.1.  previously filed.

                   31.1 Certification by Stephen Sternbach pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

                   31.2 Certification by David Schoenberg pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

                   32.1 Certification by Stephen Sternbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   32.2 Certification by David Schoenberg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated January 25, 2003 reporting under Item 1. Changes in Control of the Registrant. The Company reported that Matthew Solof, an individual investor and Stephen Sternbach, Chairman of the Board, President and Chief Executive Officer of the Company, provided notice to the Company that they each wished to convert all of the 234.5 shares of Series B 7% Convertible Preferred Stock (the "Preferred Stock") they hold respectively, into common stock of the Company. Mr. Solof's and Mr. Sternbach's holdings of Preferred Stock were each convertible into 7,574,722 shares of common stock of the Company. The Current Report stated that upon the issuance of this common stock pursuant to this conversion, each would hold over 45% of the outstanding shares of the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date September 15, 2003                         STAR MULTI CARE SERVICES, INC.


                                                By /s/ Stephen Sternbach
                                                ------------------------
                                                Stephen Sternbach,
                                                Chairman of the Board, President
                                                and Chief Executive Officer



     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Stephen Sternbach     Chairman of the Board, President    September 15, 2003
---------------------     and Director
Stephen Sternbach


/s/ Charles Berdan        Director                            September 15, 2003
---------------------
Charles Berdan


/s/ David Schoenberg      Chief Financial Officer             September 15, 2003
---------------------
David Schoenberg

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

10.  (a)    *   Form of Indemnification Agreement between the Company and
                Stephen Sternbach.
     (b)        Employment Agreement, dated as of December 3, 1995 between the
                Company and Stephen Sternbach. (Incorporated by reference to
                Exhibit 10. (x) to the Company's Quarterly Report on Form 10-QSB
                for the quarterly period ended February 29, 1996.)
     (c)    *   The Company's 1991 Incentive Stock Option Plan
     (d)        The Company's 1992 Incentive Stock Option Plan (as amended and restated September 13, 1993). (Incorporated by reference to
                Exhibit 10 (h) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.)
     (e)        Amendment No. 1 to the Company's 1992 Stock Option Plan.
                (Incorporated by reference to Exhibit 10. (z) to the Company's
                Quarterly Report on Form 10-QSB for the quarterly period ended
                February 29, 1996.)
     (f)        The Company's Employee Stock Purchase Plan, as amended on
                December 15, 1995. (Incorporated by reference to Exhibit 10. (y) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 26, 1996.)
     (g)        Form of Incentive Stock Option Contract (Incorporated by
                reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.)
     (h)        Form of Indemnification Agreement between the Company and
                directors and officers. (Incorporated by reference to Exhibit
                10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.)
     (i)        LOAN AND SECURITY AGREEMENT dated August 31, 2001, by and among
                STAR MULTI CARE SERVICES, INC., AMSERV HEALTH CARE OF OHIO,
                INC., AMSERV HEALTH CARE OF NEW JERSEY, INC., and EFCC
                ACQUISITION CORP. and HELLER HEALTHCARE FINANCE, INC.
     (j)        Revolving Credit Note dated August 31, 2001 for $2.0 million payable by Star Multi Care Services, Inc., Amserv Healthcare of
                Ohio, Amserv Healthcare of New Jersey, Inc. and EFCC Acquisition
                Corp. to Heller Healthcare Finance, Inc.
     (k)        Amendment No. 1 dated December 19, 2001 of the LOAN AND SECURITY
                AGREEMENT dated August 31, 2001, by and among STAR MULTI CARE
                SERVICES, INC., AMSERV HEALTH CARE OF OHIO, INC., AMSERV HEALTH
                CARE OF NEW JERSEY, INC., and EFCC ACQUISITION CORP. and HELLER
                HEALTHCARE FINANCE, INC.

21.             List of subsidiaries, previously filed.

23.  (a)        Consent of Holtz Rubenstein & Co., LLP.  previously filed.
     (b)        Consent of Muenz & Meritz, P.C. included in Exhibit 5.1.
                previously filed.

31.1 Certification by Stephen Sternbach pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification by David Schoenberg pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification by Stephen Sternbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by David Schoenberg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

* Incorporated by reference to the Company's Registration Statement on Form S-18 dated May 14, 1991. (Registration No. 33-39697-NY)