Form 10QSB
period 2003-08-31
STAR MULTI CARE SERVICES INC
filed 2003-10-15
CIK 874038

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED August 31, 2003

                                       OR

      [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from  ___________ to ___________



                         Commission File Number 1-10751



                         STAR MULTI CARE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes [_]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 10, 2003:

                  Class                                 Number of Shares
      ------------------------------               ---------------------------
      Common Stock, $0.001 par value                       16,182,309

================================================================================

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX




                                                                            Page
PART I:       FINANCIAL INFORMATION

Item 1

      Consolidated Balance Sheet as of August 31, 2003......................   3

      Consolidated Statements of Operations for the three
      months ended August 31, 2003 and August 31, 2002 .....................   4

      Consolidated Statements of Cash Flows for the three
      months ended August 31, 2003 and August 31, 2002......................   5

      Notes to Interim Consolidated Financial Statements ................... 6-7




Item 2

      Management's Discussion and Analysis or Plan of Operation............. 7-9


Item 3

      Controls and Procedures...............................................  10







PART II:      OTHER INFORMATION

Item 4

      Submission of Matters to a Vote of Security Holders...................  10


Item 6

      Exhibits and Reports on Form 8-K .....................................  11

      Signatures............................................................  11

Index of Exhibits...........................................................  12

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED




                                                                    AUGUST 31,
                                                                       2003
                                                                   ------------
ASSETS:
-------

CURRENT ASSETS:
  Cash and cash equivalents                                        $     43,629
  Accounts receivable, net of allowance for doubtful
    accounts of $338,000                                              2,099,694
  Prepaid expenses and other current assets                              69,446
  Deferred income taxes                                                 199,235
                                                                   ------------
      Total current assets                                            2,412,004

PROPERTY AND EQUIPMENT, NET                                             212,176
GOODWILL                                                              1,307,444
OTHER INTANGIBLE ASSETS, NET                                            321,135
DEFERRED INCOME TAXES                                                   341,000
OTHER ASSETS                                                             20,201
                                                                   ------------
                                                                   $  4,613,960
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
  Revolving credit line                                            $  1,825,724
  Accrued payroll and related expenses                                  316,216
  Accounts payable                                                      229,228
  Accrued expenses                                                      694,793
  Due officer                                                           304,000
  Due shareholder                                                       250,000
                                                                   ------------
     Total current liabilities                                        3,619,961
                                                                   ------------


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value per share, 20,000,000
    shares authorized;  16,208,676 shares issued                         16,209
  Additional paid-in capital                                         21,807,003
  Deficit                                                           (20,438,522)
  Treasury stock, 26,367 common shares, at cost                        (390,691)
                                                                   ------------
  Total shareholders' equity                                            993,999
                                                                   ------------
                                                                   $  4,613,960
                                                                   ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED





                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                   AUGUST 31,       AUGUST 31,
                                                      2003             2002
                                                  ------------     ------------

REVENUE, net                                      $  3,207,670     $  2,389,353

OPERATING EXPENSES:
  Costs of revenue                                   2,075,735        1,440,867
  Selling, general and administrative                  913,308          971,715
  Depreciation and amortization                         74,996           72,000
  Provision for doubtful accounts                       56,965           10,885
                                                  ------------     ------------
                                                     3,121,004        2,495,467
                                                  ------------     ------------

OPERATING INCOME (LOSS)                                 86,666         (106,114)

OTHER EXPENSE:
  Interest expense, net                                (42,952)         (28,825)
                                                  ------------     ------------

INCOME (LOSS)  BEFORE PROVISION FOR INCOME TAXES        43,714         (134,939)

PROVISION FOR INCOME TAXES                             (15,000)              --
                                                  ------------     ------------

NET INCOME (LOSS)                                 $     28,714     $   (134,939)
                                                  ============     ============

BASIC INCOME (LOSS) PER COMMON SHARE              $         --     $      (0.14)
                                                  ============     ============

DILUTED INCOME (LOSS) PER COMMON SHARE            $         --     $      (0.14)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                             16,182,309       16,182,309
                                                  ============     ============

  Diluted                                           16,182,309       16,182,309
                                                  ============     ============





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                       AUGUST 31,    AUGUST 31,
                                                          2003          2002
                                                       ----------    ----------
Cash flow from operating activities:
  Net income (loss)                                    $   28,714    $ (134,939)
                                                       ----------    ----------

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
   Depreciation and amortization                           74,996        72,000
   Provision for doubtful accounts                         56,965        10,885
   Deferred taxes                                          15,000            --
   Changes in operating assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                             (180,310)       70,082
         Prepaid expenses and other current assets         31,008        19,192
         Other assets                                          81         1,685
       Increase (decrease) in liabilities:
         Accrued payroll and related expenses              43,158       (16,687)
         Accounts payable and other accrued expenses     (123,361)     (211,760)
                                                       ----------    ----------
              Total adjustments                           (82,463)      (54,603)
                                                       ----------    ----------
   Net cash used in operating activities                  (53,749)     (189,542)
                                                       ----------    ----------



Cash flows from financing activities:
         Proceeds from note                                    --        50,000
         Borrowings under revolving credit line           102,739       148,099
         Repayments under revolving credit line          (184,313)           --
         Repayments of officer loan                       (11,000)           --
                                                       ----------    ----------
   Net cash (used in) provided by financing activities    (92,574)      198,099
                                                       ----------    ----------

Net (decrease) increase in cash and cash equivalents     (146,323)        8,557
Cash and cash equivalents at beginning of period          189,952        74,235
                                                       ----------    ----------
Cash and cash equivalents at end of period             $   43,629    $   82,792
                                                       ==========    ==========

Supplemental disclosure:
         Income taxes paid                             $       --    $       --
                                                       ==========    ==========
         Interest paid                                 $   31,000    $   28,000
                                                       ==========    ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2003, and the results of its operations and cash flows for the three month periods ended August 31, 2003 and August 31, 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2003, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

The results of operations for the three month period ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 1:  NET INCOME (LOSS) PER COMMON SHARE
         ----------------------------------

Net income (loss) per common share and per common and common equivalent share is based upon weighted-average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

Net income available to common shareholders was computed as follows:

                                                         Three Months Ended
                                                             August 31,
                                                      ------------------------
                                                         2003          2002
                                                      ----------    ----------
Net income (loss)                                     $   28,714    $ (134,939)
Dividends on preferred shares                                  0        (7,800)
                                                      ----------    ----------
Net income (loss) available to common shareholders    $   28,714    $ (142,739)
                                                      ==========    ==========


NOTE 2:  USE OF ACCOUNTING ESTIMATES
         ---------------------------

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

NOTE 3:  GOODWILL AND INTANGIBLE ASSETS
         ------------------------------

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


NOTE 4:  CREDIT FACILITY
         ---------------

On August 31, 2001, the Company entered into a $2 million dollar credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. On December 30, 2002, the credit facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic credit facility. This extension, which expires on March 31, 2004, decreases each month on a straight line basis. The credit facility was further amended on June 12, 2003, to $2.5 million, all other terms remaining the same.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2003.

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


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED AUGUST 31, 2003 COMPARED TO QUARTER ENDED AUGUST 31, 2002

Net revenue for the quarter ended August 31, 2003 increased $818,317 or 34.2% to $3,207,670 from $2,389,353 for the quarter ended August 31, 2002. This increase is primarily attributable to the aggressive marketing efforts of the Company in securing new contracts and, to a lesser extent, rate increases on certain of the Company's existing contracts.

Gross profit margin decreased to 35.3% for the quarter ended August 31, 2003, from 39.7% for the quarter ended August 31, 2002. The decrease in the gross profit margin is primarily attributable to the disproportionate growth in unskilled services delivered by the Company, which yields a lower gross profit than skilled services and, to a lesser extent, growth in the Florida market, which is a market that typically has lower margin contracts. Gross profit margin increased to $1,131,935 from $948,486 for the respective periods.

Selling, general and administrative expenses ("SG&A") for the quarter ended August 31, 2003 decreased $58,407 (6.0%) to $913,308, from $971,715 for the quarter ended August 31, 2002. The decrease in SG&A is primarily attributable to management's continued efforts to identify and implement cost saving opportunities. As a percentage of revenue, SG&A decreased from 40.7% to 28.5% for the quarters ended August 31, 2002 and 2003, respectively.

Income from operations increased $178,653 to $43,714 for the quarter ended August 31, 2003, from a loss of $(134,939) for the quarter ended August 31, 2002. This positive change is the result of the aforementioned increases in revenue and gross margin, and decrease in selling, general and administrative expenses.

Interest expense increased to $42,952 for the quarter ended August 31, 2003, from $28,825 for the quarter ended August 31, 2002. This increase is the result of an increase in borrowings under the Company's revolving credit line, which were used to satisfy current obligations of the Company.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for these services over an extended period of time (60 to 120 days or longer), particularly when the payor is an insurance company or medical institution. Accounts receivable represents a substantial portion of current and total assets at August 31, 2003.

On August 31, 2001, the Company entered into a $2 million dollar credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. On December 30, 2002, the credit facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic credit facility. This extension, which expires on March 31, 2004, decreases each month on a straight line basis. The credit facility was further amended on June 12, 2003, to $2.5 million, all other terms remaining the same.

Although this credit facility expires on August 31, 2004, the Company believes that it will be able to favorably renew or replace this credit facility at that time; however, should the Company be unable to replace this credit facility or renegotiate the present credit facility with favorable terms, the Company would have a substantial risk of being unable to fund its current working capital needs.

During the second and third quarters of fiscal 2003, growth in patient services substantially increased the Company's borrowing base under its credit facility. In addition, the Company borrowed an additional $325,000 from an officer and a shareholder, to pay its past due obligations, and secure adequate cash flow until it was able to collect its accounts receivable generated by the increase in patient service revenue. The Company has since repaid $47,000 of these loans.

The Company believes that it can meet its cash requirements for the next twelve months through its operations and its existing credit sources.

The Company does not anticipate any extraordinary material commitments for capital expenditures during its current fiscal year.


FORWARD LOOKING STATEMENTS
--------------------------

Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicaid reimbursement system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; and changes in laws and interpretations of laws or regulations relating to the health care industry. This discussion should be read in conjunction with: (i) the attached consolidated financial statements and notes thereto, (ii) with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2003, and (iii) with the section entitled Forward Looking Statements appearing in the Company's Form 10-K which is hereby incorporated by reference.

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by the report. Based upon that evaluation required by paragraph Rule 13a-15 or Rule 15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.

         There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company held its Annual Meeting of Stockholders on June 2, 2003. The following matters were voted upon at the meeting:

1.       Elect our Directors: Stephen Sternbach and Charles Berdan.

         Stephen Sternbach           For             Against        Abstain
                                     ---             -------        -------
                                     4,084,919       0              751,946

         Charles Berdan              For             Against        Abstain
                                     ---             -------        -------
                                     4,084,919       0              751,946


2. The approval of an Amendment to the Certificate of Incorporation to increase the authorized shares of common stock from 5 million to 20 million shares.
                                     For             Against        Abstain
                                     ---             -------        -------
                                     4,084,919       0              751,946


3. Proposal to ratify the action of the Board of Directors in appointing Holtz Rubenstein & Co., LLP. as independent auditors of the Corporation.

                                     For             Against        Abstain
                                     ---             -------        -------
                                     4,084,919       0              751,946

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         a.    Exhibits:

               31.1        Certification of Chief Executive Officer

               31.2        Certification of Chief Financial Officer

               32.1        Certification of Chief Executive Officer

               32.2        Certification of Chief Financial Officer


         b.    Reports on Form 8-K.

               None






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    STAR MULTI CARE SERVICES, INC.



October 15, 2003                    By:  /s/ Stephen Sternbach
----------------                         --------------------------------
      Date                               Chairman of the Board, President
                                         and Chief Executive Officer



October 15, 2003                    By:  /s/ David M. Schoenberg
----------------                         --------------------------------
      Date                               Director of Finance and
                                         Chief Financial Officer

                                INDEX OF EXHIBITS



      31.1        Certification of Chief Executive Officer

      31.2        Certification of Chief Financial Officer

      32.1        Certification of Chief Executive Officer

      32.2        Certification of Chief Financial Officer