Form 10QSB
period 2003-11-30
STAR MULTI CARE SERVICES INC
filed 2004-01-14
CIK 874038

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED November 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                Yes  [ ]    No  [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 13, 2004:

                     Class                          Number of Shares
         ------------------------------             ----------------
         Common Stock, $0.001 par value                16,208,676

================================================================================

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page

PART I: FINANCIAL INFORMATION

Item 1

   Consolidated Balance Sheet as of November 30, 2003...................      3

   Consolidated Statements of Operations for the three months
   and six months ended November 30, 2003 and November 30, 2002 ........      4

   Consolidated Statements of Cash Flows for the six months ended
   November 30, 2003 and November 30, 2002..............................      5

   Notes to Interim Consolidated Financial Statements ..................    6-7


Item 2

   Management's Discussion and Analysis or Plan of Operation............    7-11


Item 3

   Controls and Procedures..............................................     11


PART II: OTHER INFORMATION

Item 6

   Exhibits and Reports on Form 8-K ....................................     11

   Signatures...........................................................     12

Index of Exhibits.......................................................     13

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   November 30,
                                                                       2003
                                                                   -----------
ASSETS:

CURRENT ASSETS:
  Cash and cash equivalents                                        $    88,303
  Accounts receivable, net of allowance for doubtful
   accounts of $439,000                                              2,235,223
  Prepaid expenses and other current assets                             55,718
  Deferred income taxes                                                199,235
                                                                   -----------
      Total current assets                                           2,578,479

PROPERTY AND EQUIPMENT, net                                            145,744
GOODWILL                                                             1,307,444
OTHER INTANGIBLE ASSETS, net                                           314,535
DEFERRED INCOME TAXES                                                  322,000
OTHER ASSETS                                                            18,089
                                                                   -----------
                                                                   $ 4,686,291
                                                                   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Revolving credit line                                            $ 1,872,398
  Accrued payroll and related expenses                                 286,202
  Accounts payable                                                     186,389
  Accrued expenses                                                     774,499
  Due officer                                                          286,000
  Due shareholder                                                      250,000
                                                                   -----------
     Total current liabilities                                       3,655,488
                                                                   -----------


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value per share, 20,000,000 shares
    authorized;  16,208,676 shares issued                               16,209
  Additional paid-in capital                                        21,807,003
  Deficit                                                          (20,401,718)
  Treasury stock, 26,367 common shares, at cost                       (390,691)
                                                                   ------------
  Total shareholders' equity                                         1,030,803
                                                                   ------------
                                                                   $ 4,686,291
                                                                   ============

           See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended               Six Months Ended
                                                  November 30,                    November 30,
                                          ----------------------------    ----------------------------
                                              2003            2002            2003            2002
                                          ------------    ------------    ------------    ------------
REVENUE, net                              $  3,284,223    $  2,562,210    $  6,491,893    $  4,951,563

OPERATING EXPENSES:
    Costs of revenue                         2,108,567       1,565,252       4,184,302       3,006,119
    Selling, general and administrative        899,377         901,644       1,812,685       1,873,359
    Depreciation and amortization               73,032          82,954         148,028         154,954
    Provision for doubtful accounts            103,946          16,789         160,911          27,674
                                          ------------    ------------    ------------    ------------
                                             3,184,922       2,566,639       6,305,926       5,062,106
                                          ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                         99,301          (4,429)        185,967        (110,543)

OTHER EXPENSE:
    Interest expense, net                      (43,497)        (33,835)        (86,449)        (62,660)
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                            55,804         (38,264)         99,518        (173,203)

PROVISION FOR INCOME TAXES                      19,000            --            34,000            --
                                          ------------    ------------    ------------    ------------
NET INCOME (LOSS)                         $     36,804    $    (38,264)   $     65,518    $   (173,203)
                                          ============    ============    ============    ============



BASIC INCOME (LOSS) PER COMMON SHARE:     $       --      $      (0.03)   $       --      $      (0.17)
                                          ============    ============    ============    ============



DILUTED INCOME (LOSS) PER COMMON SHARE:   $       --      $      (0.03)   $       --      $      (0.17)
                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                   16,182,309       1,032,865      16,182,309       1,022,282
                                          ============    ============    ============    ============

    Diluted                                 16,182,309       1,032,865      16,182,309       1,022,282
                                          ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                             ----------------------------
                                                             November 30,    November 30,
                                                                 2003            2002
                                                             ------------    ------------
Cash flow from operating activities:
  Net income (loss)                                          $     65,518    $   (173,203)
                                                             ------------    ------------
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
     Depreciation and amortization                                148,028         154,954
     Provision for doubtful accounts                              160,911          27,674
     Loss on disposal of assets                                      --             3,557
     Deferred taxes                                                34,000            --
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                   (419,785)       (239,272)
           Prepaid expenses and other current assets               44,816           5,553
           Other assets                                             2,112          33,419
        Increase (decrease) in liabilities:
           Accrued payroll and related expenses                    13,144        (107,161)
           Accounts payable and other accrued expenses            (86,493)       (142,312)
           Due Medicare                                              --          (100,000)
                                                             ------------    ------------
                Total adjustments                                (103,267)       (363,588)
                                                             ------------    ------------
       Net cash used in operating activities                      (37,749)       (536,791)
                                                             ------------    ------------


  Cash flows from financing activities:
          Proceeds from officer loan                                 --           200,000
          Proceeds from note                                       50,000
          Borrowings under revolving credit line                  158,345         441,172
          Repayments under revolving credit line                 (193,245)        (91,243)
          Repayments of officer loan                              (29,000)           --
                                                             ------------    ------------
       Net cash (used in) provided by financing activities        (63,900)        599,929
                                                             ------------    ------------

  Net (decrease) increase in cash and cash equivalents           (101,649)         63,138
  Cash and cash equivalents at beginning of period                189,952          74,235
                                                             ------------    ------------
  Cash and cash equivalents at end of period                 $     88,303    $    137,373
                                                             ============    ============

  Supplemental disclosure:
          Income taxes paid                                  $       --      $       --
                                                             ============    ============
          Interest paid                                      $     39,000    $     62,000
                                                             ============    ============

           See accompanying notes to consolidated financial statements

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of November 30, 2003, and the results of its operations and cash flows for the three month and six month periods ended November 30, 2003 and November 30, 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2003, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

The results of operations for the six month period ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 1: NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share and per common and common equivalent share is based upon weighted-average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

Net income available to common shareholders was computed as follows:

                                   Three Months Ended       Six Months Ended
                                      November 30,             November 30,
                                    2003       2002         2003        2002
                                  --------   --------     --------   ---------

Net Income (loss)                 $ 36,804   $(38,264)    $ 65,518   $(173,203)
Dividends on preferred shares          --         --           --      (15,895)
                                                                     ---------
Net income (loss) available to
 common shareholders              $ 36,804   $(38,264)    $ 65,518   $(189,098)
                                  ========   ========     ========   =========



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

NOTE 4: CREDIT FACILITY

On August 31, 2001, the Company entered into a three year $2 million dollar credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. On December 30, 2002, the credit facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic credit facility. This amendment, which expires on March 31, 2004, decreases each month on a straight line basis. The credit facility was further amended on June 12, 2003, to $2.5 million, all other terms remaining the same.


NOTE 5: STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation").

     In accordance with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts:

                                                        Six Months Ended           Three Months Ended
                                                          November 30,                 November 30,
                                                   -----------------------------------------------------
                                                      2003           2002          2003          2002
                                                   -----------------------------------------------------
Net income (loss), as reported                     $ (65,518)     $(173,203)    $  36,804     $ (38,264)

Net income (loss), pro forma                       $ (56,718)     $(173,203)    $  28,004     $ (38,264)

Basic earnings (loss) per share, as reported       $   (0.00)     $   (0.17)    $    0.00     $   (0.03)

Basic earnings (loss) per share, pro forma         $   (0.00)     $   (0.17)    $    0.00     $   (0.03)

Diluted earnings (loss) per share, as reported     $   (0.00)     $   (0.17)    $    0.00     $   (0.03)

Diluted earnings (loss) per share, pro forma       $   (0.00)     $   (0.17)    $    0.00     $   (0.03)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company is subject to significant external factors that could have a significant impact on its business, including changes in Medicaid reimbursement, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends.

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

We completed the annual impairment test required by SFAS No. 142 during the first quarter of fiscal 2004 by comparing the fair value of our reporting units with their carrying values. We also reassessed the useful lives of other intangibles that are amortized. As of June 1, 2003 we concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge is recognized in fiscal 2004, and no changes were made to the useful lives of our intangibles. Considerable management judgment is necessary to estimate the fair value of our reporting units, which may be impacted by future actions taken by us and our competitors and the economic environment in which we operate. These estimates affect the balance of Goodwill and Intangible Assets on our Consolidated Balance Sheets and Operating Expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2002

Net revenue for the three months ended November 30, 2003 increased $722,013 or 28.2% to $3,284,223 from $2,562,210 for the three months ended November 30, 2002. This increase is primarily attributable to the aggressive marketing efforts of the Company in securing new contracts and, to a lesser extent, rate increases on certain of the Company's existing contracts.

Gross profit margin decreased to 35.8% for the three months ended November 30, 2003, from 38.9% for the three months ended November 30, 2002. The decrease in the gross profit margin is primarily attributable to the disproportionate growth in unskilled services delivered by the Company, which yields a lower gross profit than skilled services and, to a lesser extent, growth in the Florida market, which is a market that typically has lower margin contracts. Gross profit margin increased to $1,175,656 from $996,958 for the respective periods.

Selling, general and administrative expenses ("SG&A") for the three months ended November 30, 2003 decreased $2,267 to $899,377, from $901,644 for the three months ended November 30, 2002. The decrease in SG&A is primarily attributable to management's continued efforts to identify and implement cost saving opportunities. As a percentage of revenue, SG&A decreased from 35.2% to 27.4% for the three months ended November 30, 2002 and 2003, respectively.

Income from operations increased $103,730 to $99,301 for the three months ended November 30, 2003, from a loss of $(4,429) for the three months ended November 30, 2002. This positive change is the result of the aforementioned increases in revenue and gross margin, and decrease in selling, general and administrative expenses.

Interest expense increased to $43,497 for the three months ended November 30, 2003, from $33,835 for the three months ended November 30, 2002. This increase is the result of an increase in borrowings under the Company's revolving credit line, which were used to satisfy current obligations of the Company.

SIX MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2002

Net revenue for the six months ended November 30, 2003 increased $1,540,330 or 31.1% to $6,491,893 from $4,951,563 for the six months ended November 30, 2002. This increase is primarily attributable to the aggressive marketing efforts of the Company in securing new contracts and, to a lesser extent, rate increases on certain of the Company's existing contracts.

Gross profit margin decreased to 35.5% for the six months ended November 30, 2003, from 39.3% for the six months ended November 30, 2002. The decrease in the gross profit margin is primarily attributable to the disproportionate growth in unskilled services delivered by the Company, which yields a lower gross profit than skilled services and, to a lesser extent, growth in the Florida market, which is a market that typically has lower margin contracts. Gross profit margin increased to $2,307,591 from $1,945,444 for the respective periods.

Selling, general and administrative expenses ("SG&A") for the six months ended November 30, 2003 decreased $60,674 to $1,812,685, from $1,873,359 for the six months ended November 30, 2002. The decrease in SG&A is primarily attributable to management's continued efforts to identify and implement cost saving opportunities. As a percentage of revenue, SG&A decreased from 37.8% to 27.9% for the six months ended November 30, 2002 and 2003, respectively.

Income from operations increased $296,510 to $185,967 for the six months ended November 30, 2003, from a loss of $(110,543) for the six months ended November 30, 2002. This positive change is the result of the aforementioned increases in revenue and gross margin, and decrease in selling, general and administrative expenses.

Interest expense increased to $86,449 for the six months ended November 30, 2003, from $62,660 for the six months ended November 30, 2002. This increase is the result of an increase in borrowings under the Company's revolving credit line, which were used to satisfy current obligations of the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for these services over an extended period of time (60 to 120 days or longer), particularly when the payor is an insurance company or medical institution. Accounts receivable represents a substantial portion of current and total assets at November 30, 2003.

On August 31, 2001, the Company entered into a three year $2 million dollar credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. On December 30, 2002, the credit facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic credit facility. This amendment, which expires on March 31, 2004, decreases each month on a straight line basis. The credit facility was further amended on June 12, 2003, to $2.5 million, all other terms remaining the same.

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

During the second and third quarters of fiscal 2003, growth in patient services substantially increased the Company's borrowing base under its credit facility. In addition, the Company borrowed an additional $345,000 from an officer and a shareholder, to pay its past due obligations, and secure adequate cash flow until it was able to collect its accounts receivable generated by the increase in patient service revenue. The Company has since repaid $59,000 of these loans.

The Company believes that it can meet its cash requirements for the next twelve months through its operations and its existing credit sources.

The Company does not anticipate any extraordinary material commitments for capital expenditures during its current fiscal year.

FORWARD LOOKING STATEMENTS

Certain statements in this report on Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicaid reimbursement system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; and changes in laws and interpretations of laws or regulations relating to the health care industry. This discussion should be read in conjunction with: (i) the attached consolidated financial statements and notes thereto, (ii) with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2003, and (iii) with the section entitled Forward Looking Statements appearing in the Company's Form 10-K which is hereby incorporated by reference.

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


                                    STAR MULTI CARE SERVICES, INC.




January 13, 2004                    By:  /s/ Stephen Sternbach
----------------                         ------------------------------------
     Date                                Chairman of the Board, President
                                         and Chief Executive Officer



January 13, 2004                    By:  /s/ David M. Schoenberg
----------------                         ------------------------------------
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