Form 10QSB
period 2004-02-29
STAR MULTI CARE SERVICES INC
filed 2004-04-14
CIK 874038

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED February 29, 2004

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 12, 2004:

                     Class                                  Number of Shares
         Common Stock, $0.001 par value                        16,182,309

================================================================================

                         STAR MULTI CARE SERVICES, INC.

                                      INDEX

                                                                            Page
PART I: Financial Information

Item 1

   Consolidated Balance Sheet as of February 29, 2004......................   3

   Consolidated Statements of Operations for the three months and
   nine months ended February 29, 2004 and February 28, 2003 ..............   4

   Consolidated Statements of Cash Flows for the nine months ended
   February 29, 2004 and February 28, 2003.................................   5

   Notes to Interim Consolidated Financial Statements ..................... 6-7


Item 2

   Management's Discussion and Analysis or Plan of Operation............... 7-11


Item 3

   Controls and Procedures.................................................  11


PART II: Other Information

Item 4

   Submission of Matters to a Vote of Security Holders.....................  11

Item 6

   Exhibits and Reports on Form 8-K .......................................  12

   Signatures..............................................................  12

Index of Exhibits..........................................................  13

                         STAR MULTI CARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED



                                                                              February 29,
                                                                                  2004
                                                                              ------------
ASSETS:
-------

CURRENT ASSETS:
  Cash and cash equivalents                                                   $     29,809
  Accounts receivable, net of allowance for doubtful accounts of $514,000        2,479,977
  Prepaid expenses and other current assets                                         50,913
  Deferred income taxes                                                            199,235
                                                                              ------------
      Total current assets                                                       2,759,934

PROPERTY AND EQUIPMENT, NET                                                         82,711
GOODWILL                                                                         1,307,444
OTHER INTANGIBLE ASSETS, NET                                                       307,935
DEFERRED INCOME TAXES                                                              350,000
OTHER ASSETS                                                                        18,089
                                                                              ------------
                                                                              $  4,826,113
                                                                              ============


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
  Revolving credit line                                                       $  2,034,444
  Accrued payroll and related expenses                                             285,449
  Accounts payable                                                                 231,698
  Accrued expenses                                                                 796,845
  Due officer                                                                      250,000
  Due shareholder                                                                  250,000
                                                                              ------------
      Total current liabilities                                                  3,848,436
                                                                              ------------


SHAREHOLDERS' EQUITY:
  Convertible preferred stock, 5,000,000 shares authorized;
    $1.00 par value authorized; -0- shares issued
  Common stock, $.001 par value per share, 20,000,000 shares authorized;
    16,208,676 shares issued                                                        16,209
  Additional paid-in capital                                                    21,807,003
  Deficit                                                                      (20,454,844)
  Treasury stock, 26,367 common shares, at cost                                   (390,691)
                                                                              ------------
      Total shareholders' equity                                                   977,677
                                                                              ------------
                                                                              $  4,826,113
                                                                              ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                Three Months Ended                 Nine Months Ended
                                                          ------------------------------      ------------------------------
                                                          February 29,      February 28,      February 29,      February 28,
                                                              2004              2003              2004              2003
                                                          ------------      ------------      ------------      ------------
REVENUE, net                                              $  3,115,134      $  2,687,633      $  9,607,027      $  7,639,196

OPERATING EXPENSES:
  Costs of revenue                                           2,077,255         1,715,305         6,261,557         4,721,424
  Selling, general and administrative                          943,255           831,177         2,755,940         2,704,536
  Depreciation and amortization                                 73,133            77,475           221,161           232,429
  Provision for doubtful accounts                               58,268            49,844           219,179            77,518
                                                          ------------      ------------      ------------      ------------

                                                             3,151,911         2,673,801         9,457,837         7,735,907
                                                          ------------      ------------      ------------      ------------

OPERATING INCOME (LOSS)                                        (36,777)           13,832           149,190           (96,711)

OTHER EXPENSE:
  Interest expense, net                                        (44,349)          (30,534)         (130,798)          (93,194)
                                                          ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (81,126)          (16,702)           18,392          (189,905)

PROVISION (BENEFIT) FOR INCOME TAXES                           (28,000)        1,000,000             6,000         1,000,000
                                                          ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                         $    (53,126)     $ (1,016,702)     $     12,392      $ (1,189,905)
                                                          ============      ============      ============      ============


BASIC INCOME (LOSS) PER COMMON SHARE:                     $         --      $      (0.99)     $         --      $      (1.18)
                                                          ============      ============      ============      ============


DILUTED INCOME (LOSS) PER COMMON SHARE:                   $         --      $      (0.99)     $         --      $      (1.18)
                                                          ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic                                                     16,182,309         1,032,865        16,182,309         1,025,669
                                                          ============      ============      ============      ============

  Diluted                                                   16,182,309         1,032,865        16,182,309         1,025,669
                                                          ============      ============      ============      ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         STAR MULTI CARE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED




                                                                       Nine Months Ended
                                                                ------------------------------
                                                                February 29,      February 28,
                                                                    2004              2003
                                                                ------------      ------------
Cash flow from operating activities:
  Net income (loss)                                             $     12,392      $ (1,189,905)
                                                                ------------      ------------
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
     Depreciation and amortization                                   221,161           232,429
     Provision for doubtful accounts                                 219,179            77,518
     Deferred income taxes                                             6,000         1,000,000
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                      (722,807)         (320,625)
           Prepaid expenses and other current assets                  49,621           (36,372)
           Other assets                                                2,113            31,198
        Increase (decrease) in liabilities:
           Accrued payroll and related expenses                       12,391          (192,922)
           Accounts payable and other accrued expenses               (18,839)         (313,827)
           Due Medicare                                                   --          (230,157)
                                                                ------------      ------------
                Total adjustments                                   (231,181)          247,242
                                                                ------------      ------------
        Net cash used in operating activities                       (218,789)         (942,663)
                                                                ------------      ------------


  Cash flows from investing activities:
           Purchase of office equipment                               (3,500)               --
           Proceeds from sale of assets, net                              --             6,508
                                                                ------------      ------------
        Net cash (used in) provided by investing activities           (3,500)            6,508
                                                                ------------      ------------


  Cash flows from financing activities:
           Borrowings under revolving credit line                    220,102           670,363
           Repayments under revolving credit line                    (92,956)          (42,327)
           Proceeds from notes payable                                    --           450,000
           Repayment of notes payable                                (65,000)           (5,000)
                                                                ------------      ------------
        Net cash provided by financing activities                     62,146         1,073,036
                                                                ------------      ------------

  Net (decrease) increase in cash and cash equivalents              (160,143)          136,881
  Cash and cash equivalents at beginning of period                   189,952            74,235
                                                                ------------      ------------
  Cash and cash equivalents at end of period                    $     29,809      $    211,116
                                                                ============      ============

  Supplemental disclosure:
           Income taxes paid                                    $         --      $      6,000
                                                                ============      ============
           Interest paid                                        $    130,000      $     89,000
                                                                ============      ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         STAR MULTI CARE SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Star Multi Care Services, Inc. and its subsidiaries (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of February 29, 2004, and the results of its operations and cash flows for the three month and nine month periods ended February 29, 2004 and February 28, 2003.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2003, which is incorporated herein by reference. Specific reference is made to this report for the notes to consolidated financial statements included therein.

The results of operations for the nine month period ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 1: NET INCOME (LOSS) PER COMMON SHARE
        ----------------------------------

Net income (loss) per common share and per common and common equivalent share is based upon weighted-average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effect of stock options if any.

Net income available to common shareholders was computed as follows:

                                  Three Months Ended         Nine Months Ended
                                 Feb 29,      Feb 28,    Feb 29,        Feb 28,
                                  2004         2003         2004         2003
                                  ----         ----         ----         ----

Net Income (loss)              $(53,126)  $(1,016,702)   $ 12,392   $(1,189,905)
Dividends on preferred shares       --         (8,005)        --        (23,900)
                               --------   -----------    --------   -----------
Net income (loss) available
 to common shareholders        $(53,126)  $(1,024,707)   $ 12,392   $(1,213,805)
                               ========   ===========    ========   ===========


Note 2: RECLASSIFICATIONS AND USE OF ACCOUNTING ESTIMATES
        -------------------------------------------------

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

        ------------------------------------------

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

Note 4: CREDIT FACILITY
        ---------------

On August 31, 2001, the Company entered into a $2 million dollar credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. On December 30, 2002, the credit facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic credit facility. This extension, which expired on March 31, 2004, decreased each month on a straight line basis. The credit facility was further amended on June 12, 2003, to $2.5 million, all other terms remaining the same.

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

In accordance with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts:


                                                     Nine Months Ended                Three Months Ended
                                                  February 29, February 28,        February 29, February 28,
                                                  ----------------------------------------------------------
                                                    2004           2003              2004           2003
                                                  ----------------------------------------------------------
Net income (loss), as reported                    $12,392      $(1,189,905)       $(53,126)     $(1,016,702)

Net income (loss), pro forma                      $ 3,592      $(1,189,905)       $(53,126)     $(1,016,702)

Basic earnings (loss) per share, as reported      $ (0.00)     $     (1.18)       $   0.00      $     (0.99)

Basic earnings (loss) per share, pro forma        $ (0.00)     $     (1.18)       $   0.00      $     (0.99)

Diluted earnings (loss) per share, as reported    $ (0.00)     $     (1.18)       $   0.00      $     (0.99)

Diluted earnings (loss) per share, pro forma      $ (0.00)     $     (1.18)       $   0.00      $     (0.99)

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2003

Net revenue for the three months ended February 29, 2004 increased $427,501 or 15.9% to $3,115,134 from $2,687,633 for the three months ended February 28, 2003. This increase is primarily attributable to the aggressive marketing efforts of the Company in securing new contracts and, to a lesser extent, rate increases on certain of the Company's existing contracts. The rate of revenue growth, which was 28.2% for the respective previous quarters, has been steadily declining as the revenue base increases.

Gross profit margin decreased to 33.3% for the three months ended February 29, 2004, from 36.2% for the three months ended February 28, 2003. The decrease in the gross profit margin is primarily attributable to the disproportionate growth in unskilled services delivered by the Company, which yields a lower gross profit than skilled services and, to a lesser extent, to competitive billing rate reductions. Gross profit margin increased to $1,037,879 from $972,328 for the respective periods.

Selling, general and administrative expenses ("SG&A") for the three months ended February 29, 2004 increased $112,078 to $943,255, from $831,177 for the three months ended February 28, 2003. The increase in SG&A is primarily attributable to increases in office salaries with the addition of needed personnel and, to a lesser extent, increased corporate travel to the Company's five field offices and upgrades to its computer infrastructure.

Income from operations decreased $50,609 to a loss of $(36,777) for the three months ended February 29, 2004, from income of $13,832 for the three months ended February 28, 2003. This decrease is the result of the aforementioned decline in the revenue growth rate and increased general and administrative expense spending.

Interest expense increased to $44,349 for the three months ended February 29, 2004, from $30,534 for the three months ended February 28, 2003. This increase is the result of an increase in borrowings under the Company's revolving credit line, which were used to finance the growth in accounts receivable caused by a temporary delay in reimbursement under Pennsylvania Medicaid programs.

NINE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2003

Net revenue for the nine months ended February 29, 2004 increased $1,967,831 or 25.8% to $9,607,027 from $7,639,196 for the nine months ended February 28, 2003. This increase is primarily attributable to the aggressive marketing efforts of the Company in securing new contracts and, to a lesser extent, rate increases on certain of the Company's existing contracts. The rate of revenue growth, which was 31.1% for the respective previous six month periods, has been steadily declining as the revenue base increases.

Gross profit margin decreased to 34.8% for the nine months ended February 29, 2004, from 38.2% for the nine months ended February 28, 2003. The decrease in the gross profit margin is primarily attributable to the disproportionate growth in unskilled services delivered by the Company, which yields a lower gross profit than skilled services and, to a lesser extent, competitive billing rate reductions. Gross profit margin increased to $3,345,470 from $2,917,772 for the respective periods.

Selling, general and administrative expenses ("SG&A") for the nine months ended February 29, 2004 increased $51,404 to $2,755,940 from $2,704,536 for the nine months ended February 28, 2003. The increase in SG&A is primarily attributable to increases in office salaries with the addition of needed personnel and, to a lesser extent, increased corporate travel to the Company's five field offices and upgrades to its computer infrastructure.

Income from operations increased $245,901 to $149,190 for the nine months ended February 29, 2004, from a loss of $(96,711) for the nine months ended February 28, 2003. This decrease is the result of the aforementioned decline in the revenue growth rate and increased general and administrative expense spending.

Interest expense increased to $130,798 for the nine months ended February 29, 2004, from $93,194 for the nine months ended February 28, 2003. This increase is the result of an increase in borrowings under the Company's revolving credit line, which were used to satisfy current obligations of the Company and to finance the growth in accounts receivable caused by a temporary delay in reimbursement under Pennsylvania Medicaid programs during the third quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The nature of the Company's business requires weekly payments to its personnel at the time they render services, while it receives payment for these services over an extended period of time (60 to 120 days or longer), particularly when the payor is an insurance company or medical institution. Accounts receivable represents a substantial portion of current and total assets at February 29, 2004.

On August 31, 2001, the Company entered into a $2 million dollar credit facility with Heller Healthcare Finance, Inc., which provides for the Company to borrow up to 85% of eligible accounts receivable (as defined in the loan agreement) that are aged less than 150 days, at the lender's prime rate plus 1%. On December 30, 2002, the credit facility was amended to allow the Company to borrow up to an additional $176,000 in excess of eligible accounts receivable, under substantially the same terms as the basic credit facility. This extension, which expired on March 31, 2004, decreased each month on a straight line basis. The credit facility was further amended on June 12, 2003, to $2.5 million, all other terms remaining the same.

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

During the third quarter of fiscal 2004, temporary delays in reimbursement from Pennsylvania Medicaid programs caused a substantial increase in the Company's borrowings under its credit facility. The Company believes that it will collect nearly all of the related accounts receivable during the fourth quarter. Further, the Company believes that with the aforementioned increase in its credit facility, it will have adequate financial resources at its disposal until that time.

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

Item 3. CONTROLS AND PROCEDURES
        -----------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of February 29, 2004 (the Evaluation Date). Based upon that evaluation required by paragraph Rule 13a-15 or Rule 15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION

Item 5. OTHER INFORMATION
        -----------------

In January 2004, we filed with the Securities Exchange Commission Schedule 14C and Schedule 13E-3 in anticipation of a Special Meeting of Shareholders that will be called prior to the end of the 2004 fiscal year. At the Special Meeting of Shareholders, our shareholders will be asked to authorize a "Going Private Transaction" whereby the common stock will be split 1-for-55,000 that will result in all unaffiliated shareholders of the Company receiving cash in lieu of their fractional shares. We are waiting for further comments from the SEC upon recently filing an amended Schedule 14C and Schedule 13E-3.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

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


                                     STAR MULTI CARE SERVICES, INC.




April 14, 2004                       By:  /s/Stephen Sternbach
--------------                            ----------------------------
    Date                                  Chairman of the Board, President
                                          and Chief Executive Officer



April 14, 2004                       By:  /s/David M. Schoenberg
--------------                            ----------------------------
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